Form 10-Q
period 2025-12-31
PennantPark Private Income Fund
filed 2026-02-13
CIK 2089126

pass

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____ TO

COMMISSION FILE NUMBER: 000-56787

PENNANTPARK PRIVATE INCOME FUND

(Exact name of registrant as specified in its charter)

DELAWARE	33-4777837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1691 Michigan Avenue Miami Beach, Florida	33139
(Address of principal executive offices)	(Zip Code)

(786) 297-9500

(Registrant’s Telephone Number, Including Area Code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, par value $0.001 per	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common shares, $0.001 par value per share, outstanding as of February 13, 2026 was 3,469,170.

PENNANTPARK PRIVATE INCOME FUND

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2025

i

PART I-CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where the context suggests otherwise, the term “1940 Act” refers to the Investment Company Act of 1940, as amended; “BDC” refers to a business development company under the 1940 Act; “Code” refers to the Internal Revenue Code of 1986, as amended; “Company,” “we,” “our” or “us” refers to PennantPark Private Income Fund and its wholly-owned consolidated subsidiaries; “DRIP” refers to our distribution reinvestment plan; “Investment Adviser” or “PPIFA” refers to PennantPark Private Income Fund Advisers LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “PennantPark Investment Advisers” or “PPIA” refers to PennantPark Investment Advisers, LLC; “SPV” refers to PennantPark Private Income Fund SPV LLC, our wholly-owned financing subsidiary; “Holdings” refers to PPIF Investment Holdings LLC, our wholly-owned subsidiary organized to hold certain equity securities; “RIC” refers to a regulated investment company under the Code; “Credit Facility” refers to our senior secured revolving credit facility, as amended from time to time, with CIBC Bank USA and other lenders, or the “Lenders,” entered into on October 1, 2025; “SBCAA” refers to the Small Business Credit Availability Act.

Item 1. Consolidated Financial Statements

PennantPark Private Income Fund and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	December 31, 2025	September 30, 2025
	unaudited
Assets
Non-Controlled, non-affiliated investments at fair value (amortized cost—$72,441 and $0, respectively)	$72,546	$—
Cash (cost—$64,130 and $20,000, respectively)	64,130	20,000
Cash equivalents (cost—$1,574 and $0, respectively)	1,574	—
Receivable from Investment Adviser	343	—
Interest receivable	158	—
Other assets	5	—
Total assets	138,756	20,000

Liabilities
Credit Facility, net (unamortized deferred financing costs of $653 and $0, respectively)	64,347	—
Accrued expenses	325	—
Interest payable	249	—
Base management fee payable	159	—
Incentive fee payable	73	—
Accounts payable and other liabilities	41	—
Total liabilities	65,194	—

Commitments and contingencies (see Note 9)

Net assets
Common share, unlimited shares authorized, 2,909,795 and 800,000 shares issued and outstanding, respectively
Par value $0.001 per share	3	—
Paid-in capital in excess of par value	72,840	20,000
Accumulated earnings	719	—
Total net assets	$73,562	$20,000
Total liabilities and net assets	$138,756	$20,000

Net asset value per share	$25.28	$25.00

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

Three months ended
December 31, 2025 (1)
Investment income:
Interest	$1,128
Other income	25
Total investment income	1,153

Expenses:
Interest and expense on credit facility	283
Professional fees	226
Base management fee	194
Administrative services expenses	85
Incentive fee	73
General and administrative expenses	32
Expenses before provision for taxes	893
Provision for taxes on net investment income	24
Total expenses	917
Expenses support from the Investment Adviser (Note 3)	(343)
Base management fee waiver (Note 3)	(35)
Net expenses	539
Net investment income	614

Realized and unrealized gain (loss) on investments:
Net change in unrealized appreciation (depreciation) on investments	105
Net change in unrealized appreciation (depreciation) on investments	105

Net increase (decrease) in net assets resulting from operations	$719
Net increase (decrease) in net assets resulting from operations per common share (See Note 10)	$0.36
Net investment income per common share	$0.31

(1) No comparative information has been presented as the Company had not commenced investment activity prior to October 1, 2025.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands, except share issue data)

(Unaudited)

Three months ended
December 31, 2025 (1)
Net increase (decrease) in net assets resulting from operations:
Net investment income	$614
Net change in unrealized appreciation (depreciation) on investments	105
Net increase (decrease) in net assets resulting from operations	719

Capital activities
Common shares issued	52,843
Net increase (decrease) in net assets	53,562

Net assets:
Beginning of period	20,000
End of period	$73,562

Capital share activity:
Common shares outstanding at beginning of period	800,000
Common shares issued	2,109,795
Common shares outstanding at end of period	2,909,795

(1) No comparative information has been presented as the Company had not commenced investment activity prior to October 1, 2025.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands, except share issue data)

(Unaudited)

Three months ended
December 31, 2025 (1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$719
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on investments	(105)
Purchases of investments	(72,639)
Proceeds from sales and repayments of investments	212
Accretion of discount on investments	(14)
Amortization of deferred financing costs	35
(Increase)/Decrease in:
Receivable from Investment Adviser	(343)
Interest receivable	(158)
Other assets	(5)
Increase/(Decrease) in:
Accrued expenses	325
Interest payable	249
Base management fee payable	159
Incentive fee payable	73
Accounts payable and other liabilities	41
Net cash provided by (used in) operating activities	(71,451)

Cash flows from financing activities:
Borrowings under Credit Facility	91,500
Repayments under Credit Facility	(26,500)
Capitalized borrowing costs	(688)
Proceeds from common shares issued	52,843
Net cash provided by (used in) financing activities	117,155
Net increase (decrease) in cash and cash equivalents	45,704

Cash and cash equivalents, beginning of period	20,000
Cash and cash equivalents, end of period	$65,704

(1) No comparative information has been presented as the Company had not commenced investment activity prior to October 1, 2025.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share data)

(Unaudited)

					Basis Point
				Current	Spread	Par /		Fair
Issuer Name	Acquisition	Maturity	Industry	Coupon	Above Index (1)	Shares	Cost	Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies - 98.6% (3)(4)
First Lien Secured Debt - 98.6% of Net Assets
Aechelon Technology Inc.	10/01/2025	08/16/2029	Aerospace & Defense	9.47%	1M SOFR + 580	307	$303	$307
Aphix Buyer, Inc	10/03/2025	07/17/2031	Commercial Services & Supplies	8.48%	1M SOFR + 475	2,494	2,491	2,494
APT Opco, LLC	11/10/2025	09/30/2031	Healthcare Providers & Services	8.67%	3M SOFR + 500	4,988	4,981	4,925
Arcfiled Acquisition Corp.	12/15/2025	08/04/2029	Aerospace & Defense	8.84%	3M SOFR + 500	4,140	4,130	4,120
Arcfiled Acquisition Corp. - Unfunded Revolver (5)(6)	12/15/2025	11/30/2032	Aerospace & Defense	-	-	580	-	(3)
Archer Lewis, LLC	10/01/2025	08/28/2029	Financial Services	9.42%	3M SOFR + 580	1,216	1,202	1,216
Argano, LLC	10/02/2025	09/13/2029	IT Services	9.23%	1M SOFR + 550	1,463	1,446	1,478
Argano, LLC - Unfunded Delayed Draw Term Loan (5)(6)	12/03/2025	09/13/2029	IT Services	-	-	6,033	-	60
By Light Professional IT Services LLC	10/01/2025	07/15/2031	IT Services	9.22%	1M SOFR + 550	2,500	2,494	2,475
Duggal Acquisition, LLC	11/06/2025	09/30/2030	Professional Services	8.42%	3M SOFR + 480	3,753	3,707	3,753
Duggal Acquisition, LLC - Unfunded Delayed Draw Term Loan (5)(6)	11/06/2025	09/30/2030	Professional Services	-	-	100	-	-
Duggal Acquisition, LLC - Unfunded Revolver (5)(6)	11/06/2025	09/30/2030	Professional Services	-	-	100	-	-
GGG Midco, LLC	10/14/2025	09/27/2030	Diversified Consumer Services	8.67%	3M SOFR + 500	5,308	5,244	5,308
GGG Midco, LLC - Funded Delayed Draw Term Loan C (5)(6)	10/31/2025	09/27/2030	Diversified Consumer Services	8.67%	3M SOFR + 500	318	314	318
GGG Midco, LLC - Unfunded Delayed Draw Term Loan C (5)(6)	10/31/2025	09/27/2030	Diversified Consumer Services	-	-	1,543	-	-
GGG Midco, LLC - Unfunded Revolver (5)(6)	10/14/2025	09/27/2030	Diversified Consumer Services	-	-	100	-	-
Harris & Co, LLC	10/01/2025	08/09/2030	Financial Services	8.72%	1M SOFR + 500	2,500	2,476	2,481
Hills Distribution, Inc.	12/05/2025	11/08/2029	Distributors	9.32%	1M SOFR + 550	2,925	2,910	2,895
Hills Distribution, Inc. - Unfunded Delayed Draw Term Loan (5)(6)	12/05/2025	11/08/2029	Distributors	-	-	7,075	-	(71)
Hanley Wood LLC - Delayed Draw Term Loan	10/02/2025	05/11/2026	Media	9.80%	3M SOFR + 575	463	463	463
MES Intermediate, Inc.	11/21/2025	10/01/2027	Distributors	8.62%	3M SOFR + 475	7,144	7,119	7,144
Municipal Emergency Services, Inc. - Unfunded Revolver (5)(6)	11/21/2025	10/01/2027	Distributors	-	-	356	-	-
North American Rail Solutions LLC	10/31/2025	08/29/2031	Ground Transportation	8.42%	3M SOFR + 480	4,988	4,988	4,963
Paving Lessor Corp.	10/03/2025	07/01/2031	Commercial Services & Supplies	8.94%	3M SOFR + 530	2,469	2,463	2,457
PD Tri-State Holdco, LLC	10/14/2025	10/14/2030	Diversified Consumer Services	8.92%	3M SOFR + 525	3,000	2,975	2,982
PD Tri-State Holdco, LLC - Unfunded Delayed Draw Term Loan (5)(6)	10/15/2025	10/14/2030	Diversified Consumer Services	-	-	4,182	-	(25)
PD Tri-State Holdco, LLC - Unfunded Revolver (5)(6)	10/15/2025	10/14/2030	Diversified Consumer Services	-	-	279	-	(2)
Penta Group, LLC	10/14/2025	07/31/2031	Professional Services	8.17%	3M SOFR + 450	5,000	5,000	4,975
Puget Collision, LLC	10/03/2025	10/03/2030	Automobile Components	8.42%	3M SOFR + 480	2,500	2,485	2,484
Puget Collision, LLC - Funded Delayed Draw Term Loan (5)(6)	10/03/2025	10/03/2032	Automobile Components	8.42%	3M SOFR + 480	633	629	611
Puget Collision, LLC - Unfunded Delayed Draw Term Loan (5)(6)	10/03/2025	10/03/2032	Automobile Components	-	-	2,756	-	-
Puget Collision, LLC - Funded Revolver (5)(6)	10/03/2025	10/03/2030	Automobile Components	8.42%	3M SOFR + 480	68	68	65
Puget Collision, LLC - Unfunded Revolver (5)(6)	10/03/2025	10/03/2030	Automobile Components	-	-	384	-	-
Rancho Health MSO, Inc.	11/26/2025	06/20/2029	Healthcare Providers & Services	8.76%	1M SOFR + 500	3,000	2,989	3,000
RTIC Subsidiary Holdings, LLC	10/02/2025	05/03/2029	Leisure Products	9.42%	3M SOFR + 580	2,425	2,391	2,401
Sabel Systems Technology Solutions, LLC	11/03/2025	10/31/2030	IT Services	9.72%	1M SOFR + 600	9,273	9,173	9,272
Sabel Systems Technology Solutions, LLC - Unfunded Revolver (5)(6)	12/19/2025	10/31/2030	IT Services	-	-	704	-	-
Total First Lien Secured Debt							$72,441	$72,546
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies (7)(8)							$72,441	$72,546
Cash Equivalents - 2.1% of Net Assets
State Street Institutional U.S. Government Money Market Fund						1,574	$1,574	$1,574
Total Cash Equivalents							$1,574	$1,574
Cash - 87.2% of Net Assets
Cash						64,130	$64,130	$64,130
Total Cash							$64,130	$64,130
Total Investments, Cash Equivalents and Cash - 187.9% of Net Assets							$138,145	$138,250
Liabilities in Excess of Other Assets - (87.9)% of Net Assets								(64,688)
Net Assets - 100%								73,562

(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate, or “SOFR”, or Prime rate, or “P, or Sterling Overnight Index Average, or “SONIA”. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 90-day or 180-day SOFR rates (1M S, 3M S, or 6M S, respectively) at the borrower’s option. SONIA loans are typically indexed daily for GBP loans with a quarterly frequency payment. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
(2)
Valued based on our accounting policy (See Note 2). The value of all securities was determined using significant unobservable inputs (See Note 5).
(3)
The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities.
(4)
The provisions of the 1940 Act classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.
(5)
Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(6)
The securities, or a portion thereof are not pledged as collateral under the Credit Facility and not held through SPV.
(7)
As of December 31, 2025, all investments were in U.S. companies and total cost, fair value, and percentage of Net Assets for the U.S companies were $72.4 million, $72.6 million, and 98.6%.
(8)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025

(UNAUDITED)

1. ORGANIZATION

PennantPark Private Income Fund (the “Company”) was organized as a Delaware statutory trust on April 24, 2025, and commenced operations on September 16, 2025. The Company is a closed-end, externally managed, non-diversified investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). On October 10, 2025, the Company filed a registration statement on Form 10 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to register its securities pursuant to Section 12(g) of the Exchange Act.

The Company’s investment objective is to generate both current income and capital appreciation while seeking to preserve capital. The Company seeks to achieve its investment objective by investing primarily in U.S. middle-market companies in the form of first lien secured debt, and, to a lesser extent, second lien secured debt, subordinated debt and equity investments.

On September 16, 2025, the Company entered into an investment advisory management agreement (the “Investment Management Agreement”) with PennantPark Investment Advisers, LLC (“PPIA”). On October 17, 2025, the Company’s board of trustees approved the assignment of the Investment Management Agreement to PennantPark Private Income Fund Advisers LLC, a wholly-owned subsidiary of PPIA (“PPIFA” or the “Investment Adviser”).

On October 17, 2025, the Company entered into an administration agreement (the “Administration Agreement”) with PennantPark Investment Administration, LLC (the “Administrator”) to serve as the Company’s administrator.

PennantPark Private Income Fund SPV, LLC (“SPV”), is a wholly-owned financing subsidiary organized in Delaware as a limited liability company on August 26, 2025. The Company formed the SPV in order to establish the Credit Facility. See Note 8.

PPIF Investment Holdings LLC (“Holdings”), is a wholly-owned subsidiary organized in Delaware as a limited liability company on October 7, 2025. Holdings will allow the Company to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes.

The Company has offered and intends to continue to offer and sell shares in a private placement in the United States under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act (the “Private Offering”). Investors who acquire shares in our private placement are required to complete, execute and deliver a subscription agreement (a “Subscription Agreement”), and related documentation, which include customary representations and warranties, certain covenants and restrictions and indemnification provisions.

On June 30, 2025, PennantPark Private Holdings, LP (“Private Holdings”), an affiliate of the Investment Adviser purchased 400 shares of the Company’s common share, par value $0.001 per share for an aggregate purchase price of $10,000.

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

(UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), requires management to make estimates and assumptions that affect the reported amount of the Company’s assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported period. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of consolidated financial statements have been included. Changes in the economic and regulatory environment, financial markets, the credit worthiness of the Company’s portfolio companies and any other parameters used in determining these estimates and assumptions could cause actual results to differ from these estimates and assumptions. The Company eliminated intercompany balances and transactions. References to the Financial Accounting Standards Board’s, or (the “FASB’s”), Accounting Standards Codification, as amended (the “ASC”), serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the consolidated financial statements are issued.

The Company’s consolidated financial statements are prepared in accordance with GAAP, consistent with ASC Topic 946, Financial Services – Investment Companies, and pursuant to the requirements for reporting on Form 10-K/Q and Articles 6, 10 and 12 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X, the Company has provided a consolidated statement of changes in net assets in lieu of a Consolidated Statement of Changes in Stockholders’ Equity.

The Company’s significant accounting policies consistently applied are as follows:

Consolidation

As permitted under Regulation S-X and as explained by ASC paragraph 946-810-45-3, the Company will generally not consolidate its investment in a company other than an investment company wholly-owned subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, the Company has consolidated the results of the SPV in our consolidated financial statements. As of December 31, 2025, Holdings was organized but had not commenced operations, accordingly there were no operational results to consolidate in these consolidated financial statements.

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s Chief Executive Officer and Chief Financial Officer. The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primary based on the Company’s net increase (decrease) in net assets resulting from operations (“Net Income”) and net investments income (“NII”). The CODM utilizes Net Income and NII as the key metrics in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and significant segment expenses are listed on accompanying Consolidated Statements of Operations.

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

(UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Organization and Offering Costs

Organization costs consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of common shares of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months.

Organizational expenses will include, without limitation, the cost of formation, including legal fees related to the creation and organization of the Company and its subsidiaries, its and their related documents of organization and the Company’s election to be regulated as a BDC and the preparation of the registration statement.

Offering expenses will include, without limitation, expenses related to offerings, printing and other offering and marketing costs, including the fees of professional advisors, as well as the expenses of the Investment Adviser (as defined below) in negotiating and documenting other arrangements with the initial investors in the Company.

On October 29, 2025, the Company entered into an Expense Holiday Agreement with the Investment Adviser pursuant to which the Investment Adviser agreed bear and pay the Company’s organization and offering costs until the Company receives $300.0 million in gross proceeds from the sale of shares, excluding shares purchased by Private Holdings and by the Company’s trustees and officers (the “Reimbursement Hurdle”). The Company has no obligation to reimburse the Investment Adviser for such advanced costs until the Company reaches the Reimbursement Hurdle. Once the Company has met the Reimbursement Hurdle it will record organization and offering costs up to an amount of $1.5 million (the “Organization and Offering Cap”). Organization and offering costs in excess of the Organization and Offering Cap will be borne by the Investment Adviser. Total organization and offering costs paid by the Investment Adviser through December 31, 2025 were $1.7 million. Organization and offering costs in excess of the Organization and Offering Cap through December 31, 2025 were $0.2 million and not subject to recoupment by the Investment Adviser. The Company will not reimburse the Investment Adviser for any recorded organization and offering costs until the later of the second anniversary of the Expense Holiday Agreement (the “Second Anniversary Date”) or the Company meeting the Reimbursement Hurdle. The Expense Holiday Agreement was effective as of September 16, 2025. See Note 3 for details of the Company’s Expense Holiday Agreement.

Foreign Currency Translation

Our books and records are maintained in U.S. dollars. As of December 31, 2025, the Company held no investments denominated in a foreign currency. Any foreign currency amounts are translated into U.S. dollars on the following basis:

1.
Fair value of investment securities, other assets and liabilities – at the exchange rates prevailing at the end of the applicable period; and
2.
Purchases and sales of investment securities, income and expenses – at the exchange rates prevailing on the respective dates of such transactions.

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations due to changes in foreign exchange rates on investments, other assets and debt from the fluctuations arising from changes in fair value of investments and liabilities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments and liabilities.

Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices to be more volatile than those of comparable U.S. companies or U.S. government securities.

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

(UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Security Transactions, Revenue Recognition, and Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair values of our portfolio investments during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

The Company records interest income on an accrual basis to the extent that the Company expects to collect such amounts. For loans and debt investments with contractual payment-in-kind (“PIK”) interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, the Company will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. The Company does not accrue as a receivable interest on loans and debt investments if the Company has reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, (“OID”), and market discount or premium, which the Company does not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. The Company records prepayment penalties earned on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that the Company expects to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and amendment fees, and are recorded as other investment income when earned. Litigation settlements are accounted for in accordance with the gain contingency provisions of ASC Subtopic 450-30, Gain Contingencies, or ASC 450-30.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of December 31, 2025, the Company had no portfolio company investments on non-accrual status.

Investment Valuations

The Company expects that there may not be readily available market values for many of the investments, which are or will be in our portfolio, and the Company values such investments at fair value as determined in good faith by or under the direction of our board of trustees using a documented valuation policy and a consistently applied valuation process, as described in these financial statements. With respect to investments for which there is no readily available market value, the factors that the board of trustees may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company considers the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and the difference may be material. See Note 5.

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

(UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Our portfolio generally consists of illiquid securities, including debt and equity investments. With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, our board of trustees undertakes a multi-step valuation process each quarter, as described below:

1.
Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Investment Adviser responsible for the portfolio investment;
2.
Preliminary valuation conclusions are then documented and discussed with the management of the Investment Adviser;
3.
Our board of trustees also engages independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment. The independent valuation firms review management's preliminary valuations in light of their own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker;
4.
The audit committee of our board of trustees reviews the valuations of our Investment Adviser and those of the independent valuation firms on a quarterly basis, periodically assesses the valuation methodologies of the independent valuation firms, and responds to and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and
5.
Our board of trustees discusses these valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our Investment Adviser, the respective independent valuation firms and the audit committee.

Our board of trustees generally uses market quotations to assess the value of our investments for which market quotations are readily available. The Company obtains these market values from independent pricing services or at bid prices obtained from at least two brokers or dealers, if available, or otherwise from a principal market maker or a primary market dealer. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the board of trustees has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available.

Income Taxes

Prior to November 1, 2025, the Company was classified as partnership for U.S. federal income tax purposes. The Company elected to be classified as a corporation for U.S. federal income tax purposes, effective as of November 1, 2025. As a corporation, the Company generally would be subject to entity-level corporate income tax on our taxable income and gains, regardless of whether the Company makes distributions to our shareholders. However, the Company intends to operate so as to qualify and elect to be treated as a regulated investment company (“RIC”) in accordance with Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for its fiscal and taxable year ending September 30, 2026. The Company intends to qualify annually thereafter as a RIC.

In this regard, the Company accounts for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S federal income tax purposes, the Company typically does not incur any material federal income taxes. However, the Company may choose to retain a portion of our calendar year income, which may result in the imposition of a federal excise tax, or the Company may incur taxes through the Holdings. For the three months ended December 31, 2025, the Company recorded a provision for taxes on net investment income of $24,050, pertaining to federal excise tax.

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

(UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company recognizes the effect of a tax position in our consolidated financial statements in accordance with ASC 740 when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. There were no tax accruals relating to uncertain tax positions and no amounts accrued for any related interest or penalties with respect to the periods presented herein. The Company’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, the Company’s major tax jurisdiction is federal.

For the three months ended December 31, 2025, the Company recognized a provision for corporate income taxes of zero and no provision for corporate income taxes was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments.

Because U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gains recognized for financial reporting purposes. Differences between tax regulations and GAAP may be permanent or temporary. Permanent differences are reclassified among capital accounts in the consolidated financial statements of assets and liabilities to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

Distributions and Capital Transactions

Distributions to holders of our common shares are recorded on the ex-dividend date. The amount to be paid, if any, as a distribution is determined by the board of trustees each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, may be distributed at least annually. The tax attributes for distributions will generally include ordinary income and capital gains, but may also include certain tax-qualified dividends and/or a return of capital.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023 - 09 “Improvements to Income Tax Disclosures” (“ASU 2023 – 09”). ASU 2023 - 09 intends to improve the transparency of income tax disclosures. ASU 2023 - 09 is effective for fiscal years beginning after December 15, 2024. The Company has adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have a material impact on its consolidated financial statements.

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Management Agreement

Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of the Company’s board of trustees, manages the day-to-day operations of and provides investment advisory services to the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components - a base management fee and an incentive fee.

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

(UNAUDITED)

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS (continued)

Base Management Fee

The base management fee (“Base Management Fee”) will be calculated at an annual rate of 1.25% of the Company’s average adjusted net assets and is payable quarterly in arrears. For purposes of the Investment Management Agreement, “adjusted net assets” means the Company’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. The Base Management Fee will be calculated based on the average adjusted value of the Company’s net assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the three months ended December 31, 2025, the Company recorded $158,997 of net Base Management Fee expense, which is comprised of gross Base Management Fee of $193,686, net of $34,689 management fees waived by the Investment Adviser.

Incentive Fee

The incentive fee has two parts, as follows: The first part is calculated and payable quarterly in arrears based on the Company’s Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance) such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred shares, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of one and one-quarter-of-one percent (1.25%) per quarter (five percent (5.00%) annualized). The Company pays the Investment Adviser an incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of one and one-quarter-of-one percent (1.25%) per quarter (five percent (5.00%) annualized), (2) 100% of the Company’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 1.4285% in any calendar quarter (5.7140% annualized) (the Company refers to this portion of the Company’s Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 1.4285%) as the “catch- up,” which is meant to provide the Company’s Investment Adviser with 12.50% of the Company’s Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 1.4285% in any calendar quarter), and (3) 12.50% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 1.4285% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 12.50% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three months ended December 31, 2025, the Company recorded $72,810 of incentive fee expense on the Consolidated Statements of Operations, of which $59,730 is attributable to incentive fee expense on net investment income and $13,080 is attributable to incentive fee expense on capital gains.

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

(UNAUDITED)

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS (continued)

Management Fee Waiver Agreement

The Company has entered into a management fee waiver agreement with the Investment Adviser (the “Management Fee Waiver”). The Investment Adviser has agreed to fully waive Base Management Fees and Incentive Fees payable to the Investment Adviser under the Investment Management Agreement through October 31, 2025, the date of the Company’s election to be regulated as a BDC under the 1940 Act.

The Base Management Fees and Incentive Fees payable by the Company after the termination of the Management Fee Waiver will be calculated as discussed above. The fees waived pursuant to the Management Fee Waiver are not subject to recoupment by the Investment Adviser.

For the three months ended December 31, 2025, the Investment Adviser waived management fees of approximately $34,689, which is reflected as a reduction of the Base Management Fee in the accompanying Consolidated Statements of Operations.

Administration Agreement

Under the Administration Agreement, the Administrator provides administrative services and office facilities to the Company. For providing these services, facilities and personnel, the Company has agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and the Company’s allocable portion of the cost of compensation and related expenses of the Company’s Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs.

Under the Administration Agreement, the Administrator may be reimbursed by the Company for the costs and expenses to be borne by the Company set forth above to include the costs and expenses allocable with respect to the provision of in-house legal, tax, or other professional advice and/or services to the Company, including performing due diligence on its prospective portfolio companies as deemed appropriate by the Administrator, where such in-house personnel perform services that would be paid by the Company if outside service providers provided the same services, subject to the Board’s oversight.

Pursuant to a sub-administration services agreement between the Administrator and State Street (the “Sub-Administration Agreement”), State Street serves as the sub-administrator of the Company and is paid by the Administrator.

For the three months ended December 31, 2025, the Company recorded $83,950 administrative services expenses.

Expense Limitation and Reimbursement Agreement

On October 29, 2025, the Company entered into an Expense Limitation and Reimbursement Agreement, (the “Expense Limitation Agreement”) with the Investment Adviser. Pursuant to the Expense Limitation Agreement, the Investment Adviser has agreed to reimburse expenses of the Company so that certain of the Company’s expenses (the “Specified Expenses”) will not exceed an annual rate of 1.25% of the of the Company’s net assets (the “Expense Limitation”). Through December 31, 2025, the Investment Adviser has agreed to cover all Specified Expenses.

Specified Expenses is defined to include all expenses incurred in the business of the Company, including organizational costs, with the exception of (i) the Base Management fee, (ii) the incentive fee, (iii) brokerage costs, (iv) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (v) taxes, (vi) extraordinary expenses (as determined in the sole discretion of the Investment Adviser), and (vii) the indirect costs of investing in other investment companies including private funds that rely on Section 3(c)(1) or Section 3(c)(7) of the 1940 Act (to the extent applicable).

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

(UNAUDITED)

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS (continued)

The Company has agreed to repay the amount reimbursed by the Investment Adviser when and if requested by the Investment Adviser, as promptly as possible, on a quarterly basis, but only if and to the extent that such reimbursement does not cause the Fund’s Specified Expenses plus recoupment to exceed an annual rate of 1.25% of the value of the Company’s net assets (or, if a lower expense limit is in effect, such lower limit) within the 36-month period after the Investment Adviser bears the expense (“Excess Expenses”). Unless renewed by the Investment Adviser, the Expense Limitation Agreement will terminate on September 30, 2026.

For the three months ended December 31, 2025, the Investment Adviser provided expense support of $0.3 million to the Company, all subject to recoupment pursuant to the terms of the Expense Limitation Agreement. For the three months ended December 31, 2025, the Company made no recoupment payments to the Investment Adviser.

The following table reflects the Excess Expenses that may be subject to reimbursement pursuant to the Expense Limitation Agreement ($ in thousands):

Quarter Ended	Expense support from the Investment Adviser	Reimbursement Payments to the Investment Adviser	Unreimbursed Expense support	Eligible for Reimbursement Through
December 31, 2025	$343.2	$—	$343.2	December 31, 2028

Other Related Party Transactions

The Company, the Investment Adviser and certain other affiliates have been granted an order for exemptive relief by the SEC for the Company to co-invest with other funds managed by the Investment Adviser. If the Company co-invests with other affiliated funds, our Investment Adviser would not receive compensation except to the extent permitted by the exemptive order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.

There were no transactions subject to Rule 17a-7 under the 1940 Act during the three months ended December 31, 2025.

4. INVESTMENTS

Purchases of investments for the three months ended December 31, 2025 totaled $72.6 million. Sales and repayments of investments for the same period totaled $0.2 million.

Investments and cash and cash equivalents consisted of the following ($ in thousands):

	December 31, 2025
Investment Classification	Cost	Fair Value
First lien	$72,441	$72,546
Cash and cash equivalents	65,704	65,704
Total investments and cash and cash equivalents	$138,145	$138,250

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

(UNAUDITED)

4. INVESTMENTS (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries ($ in thousands):

	December 31, 2025
Investment Classification	Cost	Fair Value	Fair Value Percentage	Net asset value Percentage
IT Services	$13,113	$13,285	18.3%	18.1%
Distributors	10,029	9,968	13.7%	13.5%
Professional Services	8,707	8,728	12.0%	11.9%
Diversified Consumer Services	8,533	8,581	11.8%	11.7%
Healthcare Providers & Services	7,970	7,925	10.9%	10.8%
Ground Transportation	4,988	4,963	6.9%	6.7%
Commercial Services & Supplies	4,954	4,951	6.8%	6.6%
Aerospace & Defense	4,433	4,424	6.1%	6.0%
Financial Services	3,678	3,697	5.1%	5.1%
Automobile Components	3,182	3,160	4.5%	4.3%
Leisure Products	2,391	2,401	3.3%	3.3%
Media	463	463	0.6%	0.6%
Total	$72,441	$72,546	100.0%	98.6%

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value, as defined under ASC Topic 820 (“ASC 820”) is the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of us. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us on the reporting period date.

ASC 820 classifies the inputs used to measure these fair values into the following hierarchies:

Level 1: Inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities, accessible by us at the measurement date.

Level 2: Inputs that are quoted prices for similar assets or liabilities in active markets, or that are quoted prices for identical or similar assets or liabilities in markets that are not active and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term, if applicable, of the financial instrument.

Level 3: Inputs that are unobservable for an asset or liability because they are based on our own assumptions about how market participants would price the asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments are classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

(UNAUDITED)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information, disorderly transactions or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence were available. Corroborating evidence that would result in classifying these non-binding broker/dealer bids as a Level 2 asset includes observable orderly market-based transactions for the same or similar assets or other relevant observable market-based inputs that may be used in pricing an asset.

Our investments are generally structured as floating rate loans, mainly first lien secured debt, but also may include second lien secured debt, subordinated debt and equity investments. The transaction price, excluding transaction costs, is typically the best estimate of fair value at inception. Ongoing reviews by our Investment Adviser and independent valuation firms are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information including comparable transactions, performance multiples and yields, among other factors. These non-public investments valued using unobservable inputs are included in Level 3 of the fair value hierarchy.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities.

In addition to using the above inputs to value cash equivalents and investments, the Company employs the valuation policy approved by our board of trustees that is consistent with ASC 820. Consistent with our valuation policy, the Company evaluates the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

As outlined in the table below, some of our Level 3 investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids include a disclaimer, may not have corroborating evidence, may be the result of a disorderly transaction and may be the result of consensus pricing. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the board of trustees has a bona fide reason to believe any such bids do not reflect the fair value of an investment, it may independently value such investment by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. In accordance with ASC 820, the Company does not categorize any investments for which fair value is measured using the net asset value per share as a practical expedient within the fair value hierarchy.

The remainder of our investment portfolio is valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that the board of trustees may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event, excluding transaction costs, is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment. Generally, an increase in a market yield will result in a decrease in the valuation of a debt investment, while a decrease in a market yield will have the opposite effect. Generally, an increase in earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple will result in an increase in the valuation of an investment, while a decrease in an EBITDA multiple will have the opposite effect.

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

(UNAUDITED)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes ($ in thousands):

Asset Category	Fair value at December 31, 2025	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$72,546	Market Comparable	Market Yield	8.1% - 10.2% (8.9%)
Total Level 3 investments	$72,546

(1)
The weighted average disclosed in the table above was weighted by its relative fair value.

Our investments and cash and cash equivalents were categorized as follows in the fair value hierarchy for ASC 820 purposes ($ in thousands):

	Fair Value at December 31, 2025
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$72,546	$-	$-	$72,546
Cash equivalents	1,574	1,574	-	-
Total investments and cash equivalents	$74,120	$1,574	$-	$72,546
Credit Facility(1)	$64,347	$-	$64,347	$-

(1)
The Company elected not to apply the fair value option allowed by ASC 825-10 to the Credit Facility and thus the balance reported in the Consolidated Statements of Assets and Liabilities represents the carrying value, which approximates the fair value.

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) ($ in thousands):

	For the three months ended December 31, 2025
Description	First lien	Totals
Beginning Balance	$-	$-
Net change in unrealized appreciation (depreciation)	105	105
Purchases, net discount accretion	72,653	72,653
Proceeds from sales and repayments of investments	(212)	(212)
Ending Balance	$72,546	$72,546
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$105	$105

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which the Company has ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when the Company owns at least 5% but 25% or less of its voting securities and a controlled affiliate generally when the Company owns more than 25% of its voting securities. There were no transactions with affiliates related to our funded investments for the three months ended December 31, 2025.

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

(UNAUDITED)

7. CASH AND CASH EQUIVALENTS

Cash and cash equivalents represent cash invested in overnight money market funds. These temporary investments with original maturities of 90 days or less are deemed cash equivalents. Cash deposited at financial institutions is insured by the Federal Deposit Insurance Corporation (“FDIC”), up to specified limits. At times, such balances may exceed FDIC insured amounts. As of December 31, 2025, cash and cash equivalents consisted of money market funds and non-money market in the amounts of $1.6 million and $64.1 million, respectively. As of September 30, 2025, cash and cash equivalents consisted of money market funds and non-money market in the amounts of zero and $20.0 million, respectively. The Company believes it is not exposed to any significant risk of loss on its cash and cash equivalents.

8. DEBT

On October 17, 2025, the Company’s board of trustees approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to the Company for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of December 31, 2025, the Company had $65.0 million debt and its corresponding asset coverage ratio, as computed in accordance with the 1940 Act, was 213%.

As of September 30, 2025, the Company had no borrowings.

Credit Facility

In October 2025, the SPV entered into a $65.0 million senior secured revolving credit facility with CIBC Bank USA (the “Credit Facility”). Pursuant to the terms of the Credit Facility the revolving period ends October 2028, the maturity date is October 2030 and borrowings are secured by all of the assets held by the SPV.

From October 2025 through October 2026, the Credit Facility bears interest at SOFR (or an alternative risk-free floating interest rate index) plus 187.5 basis points. After October 2026 through the revolving period, the applicable margin ranges from 187.5 to 200 basis points, depending on utilization. Following the revolving period, the applicable margin resets to 212.5 basis points for the remaining two years, maturing in October 2030. The Credit Facility is secured by all assets of the SPV. Both the Company and the SPV have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance income ratio as well as restrictions on certain payments and issuance of debt. As of December 31, 2025, the SPV had $65.0 million in borrowings outstanding under the Credit Facility and zero of available borrowing capacity subject to leverage and borrowing base limitations. As of December 31, 2025, the Credit Facility had a weighted average interest rate of 5.6%. As of December 31, 2025, the Company was in compliance with the terms of the Credit Facility.

9. COMMITMENTS AND CONTINGENCIES

From time to time, the Company, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of the Company’s rights under contracts with the Company’s portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon the Company’s financial condition or results of operations.

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

(UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES (continued)

Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, the Company may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of December 31, 2025, the Company had $24.2 million in commitments to fund investments.

Organizational and offering costs of the Company paid by the Investment Adviser will be subject to reimbursement by the Investment Adviser when such reimbursement is probable. The reimbursement to the Investment Adviser is limited to the Organization and Offering Cap under the Expense Holiday Agreement. Organization and offering costs in excess of the Organization and Offering Cap will be borne by the Investment Adviser and not subject to recoupment. As the Company has not yet met the Reimbursement Hurdle, no such costs have been recorded.

10. NET ASSETS

Change in Net Assets from Operations

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations ($ in thousands, except per share data):

For the three months ended December 31, 2025
Numerator for net increase (decrease) in net assets resulting from operations	$719
Denominator for basic and diluted weighted average shares	2,005,019
Basic and diluted net increase (decrease) in net assets resulting from operations per common share from operations	$0.36

Capital Activity

The Company has authority to issue an unlimited number common shares and preferred shares. The following table summarizes total shares issued (including through the Company’s distribution reinvestment plan (“DRIP”)), related amounts and offering price for the share issuances during the three months ended December 31, 2025 ($ in thousands, except per share data):

Share Issuance Date	Shares Issued	Amount	Offering Price
October 31, 2025	1,000,000	$25,000	$25.00
November 1, 2025	481,936	12,070	25.04
December 1, 2025	627,859	15,773	25.12
Total issuance of shares	2,109,795	$52,843

Share Repurchase Program

From time to time, the board of trustees may consider implementing a quarterly share repurchase program to permit shareholders to obtain partial liquidity. If the board of trustees adopts any such share repurchase program, the board of trustees would retain the right to amend, suspend or terminate it at any time, if it deems such action to be in the Company’s best interest and the best interest of the shareholders. The Company intends to conduct any such repurchase offers (also referred to as tender offers) in accordance with the requirements of the 1940 Act and Rule 13e-4 under the Exchange Act. All Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares. During the three months ended December 31, 2025, the Company repurchased zero shares, pursuant to its discretionary share repurchase program.

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

(UNAUDITED)

11. TAXES AND DISTRIBUTIONS

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal tax regulations, which may materially differ from amounts determined in accordance with GAAP. These book-to-tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are reclassified to undistributed net investment income, accumulated net realized gain or paid-in-capital, as appropriate. Distributions from net realized capital gains, if any, are normally declared and paid annually, but the Company may make distributions on a more frequent basis to comply with the distribution requirements for RICs under the Code.

Distributions to shareholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the board of trustees each quarter and is generally based upon the earnings estimated by management. The Company generally intends to make monthly distributions in such amounts as determined by the Company’s board of trustees in its discretion.

The Company has adopted an “opt out” DRIP that will provide for reinvestment of our dividends and other distributions (net of applicable withholding tax) on behalf of our shareholders, unless a shareholder elects to receive cash. As a result, if the board of trustees authorizes, and the Company declares, a cash dividend or other distribution, then our shareholders who have not ‘opted out’ of our DRIP will have their cash distribution automatically reinvested in additional Shares, rather than receiving a cash distribution.

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

(UNAUDITED)

12. FINANCIAL HIGHLIGHTS

Below are the financial highlights for the three months ended December 31, 2025 ($ in thousands, except share and per share data):

For the three months ended December 31, 2025
Per Share Data:
Net asset value, beginning of period	$25.00
Net investment income (1)	0.31
Net change in realized and unrealized (loss) gain (1)	0.05
Net increase (decrease) in net assets resulting from operations (1)	0.36
Accretive (Dilutive) effect of common share issuance	(0.08)
Net asset value, end of period	$25.28
Total return (2)	1.12%
Shares outstanding at end of period	2,909,795
Ratios / Supplemental Data:
Ratio of gross operating expenses to average net assets (3)(4)	5.18%
Ratio of debt related expenses to average net assets (5)	2.31%
Ratio of gross total expenses to average net assets (3)(5)	7.49%
Ratio of net expenses to average net assets (5)(6)	4.61%
Ratio of net investment income to average net assets (5)(6)	4.80%
Net assets at end of period	$73,562
Weighted average debt outstanding	$12,092
Weighted average debt per share (1)	$6.03
Asset coverage per unit (7)	$2,132
Portfolio turnover rate (8)	0.47%

(1)
Based on the weighted average shares outstanding for the three months ended December 31, 2025.
(2)
Based on the change in net asset value per share during the period and assumes distributions, if any, are reinvested. Total return is not annualized for periods less than one year.
(3)
Ratios are annualized excluding one-time costs, which are not annualized. Excludes the effect of expense support payments (reimbursements) and management fee waivers, if any.
(4)
Excludes interest and expenses on Credit Facility, which are annualized.
(5)
Includes interest and expenses on Credit Facility, which are annualized.
(6)
Ratios are annualized excluding one-time costs, which are not annualized. Includes the effect of expense support payments (reimbursements) and management fee waivers, if any.
(7)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness at par (changed from fair value). This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit. Ratio is not annualized.
(8)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

13. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements, other than as set forth below.

On January 1, 2026, the Company issued and sold 559,375 common shares for aggregate consideration of $14.1 million.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Trustees of

PennantPark Private Income Fund and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Private Income Fund and its subsidiaries (the Company), including the consolidated schedule of investments as of December 31, 2025, the related consolidated statements of operations and changes in net assets for the three-month period ended December 31, 2025, and cash flows for the three-month period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), consolidated statement of assets and liabilities of the Company, as of September 30, 2025; and in our report dated November 25, 2025, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of September 30, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

/s/ RSM US LLP

New York, New York

February 13, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to us and our consolidated subsidiaries regarding future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•
our future operating results;
•
our business prospects;
•
our contractual arrangements and relationships with third parties;
•
our ability to raise capital and operate in a highly competitive market for investment opportunities;
•
the impact of interest rates on our business and certain of our investments;
•
the prospects of our portfolio companies and the ability of our portfolio companies to achieve their objectives, the decline or failure of which may result in our borrowers defaulting on their payments to us;
•
the ability of our Investment Adviser to hire and retain qualified personnel, to monitor and administer our investments and to manage our future growth effectively;
•
our reliance on information systems, the failure of which could result in delays or other problems with our business activities, and the susceptibility of such systems to cybersecurity threats;
•
our ability to replicate historical performance of other investment companies and funds with which our professionals have been affiliated;
•
our ability to raise additional capital while remaining in compliance with certain annual distribution, asset coverage, asset composition and other regulatory requirements needed to maintain our status as a BDC and a RIC;
•
the use of leverage to fund our investments and the risk that we may fail to comply with the terms governing such indebtedness or maintain certain asset coverage ratio requirements;
•
our issuance of debt securities and/or preferred stock and the impact of such issuances on the value of our common shares (“Shares”) or our net asset value (“NAV”);
•
potential conflicts of interest of our Investment Adviser and Administrator;
•
the potential dilution caused by any future issuances of subscription rights or warrants;
•
the impact of recent financial reform legislation, elevated levels of inflation and uncertainty about any future laws and regulations on our business and our portfolio companies;
•
the investment objectives and decisions advanced by the Board or the Investment Adviser which are not subject to shareholder approval;
•
the illiquid nature of the assets in which we invest and our valuation procedures with respect to such assets;
•
making investments in first lien secured debt, second lien secured debt, subordinated debt and the equity of certain portfolio companies, and the risks of making such investments in privately held middle-market companies;
•
the Investment Adviser’s incentive to make speculative investments to earn a greater incentive fee and, in some instances, our obligation to pay incentive compensation to our Investment Adviser even after we incur a loss;
•
the potential dilution of our Shares which may result from issuances of our Shares below the then current NAV per share;

•
our allocation of net proceeds from offerings in ways which you may not agree and our inability to invest proceeds from offerings in new investment opportunities, which could negatively affect our financial performance;
•
tax liabilities resulting from reinvestments in our Shares or from receiving our stock as a distribution;
•
our ability to maintain our qualification as a BDC;
•
changes to political, economic or industry conditions or conditions affecting the financial and capital markets that could cause volatility or prolonged disruption of the capital markets and impact the value of our assets, including the financial and political stability of the United States and other countries;
•
our cash balances at financial institutions that exceed federally insured limits and the impact of adverse developments affecting the financial services industry;
•
the impact of economic sanction laws in the United States and other jurisdictions which may prohibit us and our affiliates from transacting with certain countries, individuals and companies;
•
potential litigation, whether initiated by shareholders or other parties;
•
the impact of global climate change on the operations of our portfolio companies;
•
the Company intends to invest primarily in privately held companies for which very little public information exists. Such companies are also generally more vulnerable to economic downturns and may experience substantial variations in operating results; and
•
the privately held companies and below-investment grade securities in which the Company invests will be difficult to value and are illiquid.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates” and similar expressions to identify forward-looking statements. You should not place undue influence on the forward-looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” and elsewhere in this Report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved.

We have based the forward-looking statements included in this Report on information available to us on the date of this Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including reports on Form 10-Q/K and current reports on Form 8-K.

You should understand that under Section 27A(b)(2)(B) of the Securities Act and Section 21E(b)(2)(B) of the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto contained elsewhere in this Report.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes we intend to elect to be treated, and to qualify annually, as a RIC under Subchapter M of the Code. As a BDC and a RIC, we will be subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We were formed in April 2025 and commenced operations in September 2025.

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured debt of U.S. middle-market companies with last twelve-month earnings of between $10 million and $50 million. We seek to create a carefully constructed portfolio that includes primarily senior secured debt of middle-market companies in the United States with last twelve-months earnings of between $10 million and $50 million. Under normal circumstances, we expect that a majority of our portfolio will consist of senior first lien loans. We will also selectively invest in second lien loans, subordinated loans, and equity of private companies.

Subject to certain regulatory limitations, including the exemptive relief order received by the Investment Adviser and certain of its affiliates from the SEC to permit greater flexibility to negotiate the terms of co-investments, we will generally be offered the opportunity to invest in transactions that are within our investment objective and strategy and within the investment objective and strategy of other BDCs and private funds managed by the Investment Adviser and its affiliates as well as the Investment Adviser’s allocation policies.

Our investment activities are managed by the Investment Adviser and supervised by the Board, of which a majority of the members are independent trustees.

Under the Investment Advisory Management Agreement, the Investment Adviser, subject to the overall supervision of the Board, manages the day-to-day operations of and provides investment advisory services to the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components: a base management fee and an incentive fee. Under the Administration Agreement, the Company has agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of compensation and related expenses of the Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The Company’s Chief Financial Officer is the Chief Financial Officer of the Administrator.

Organization and Structure of PennantPark Private Income Fund

The Company, a Delaware statutory trust organized in April 2025, is a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes we intend to elect to be treated, and intend to qualify annually, as a RIC under the Code.

We execute our investment strategy directly and through our wholly-owned subsidiaries. The term “subsidiary” means entities that primarily engage in investment activities in securities or other assets and are wholly-owned by us. The Company does not intend to create or acquire primary control of any entity which primarily engages in investment activities of securities or other assets other than entities wholly-owned by the Company. The subsidiaries comply with the provisions of Section 18 of the 1940 Act governing capital structure and leverage on an aggregate basis with the Company. Our subsidiaries comply with the provisions of Section 17 of the 1940 Act related to affiliated transactions and custody. To the extent that the Company forms a subsidiary advised by an investment adviser other than the Investment Adviser, the investment adviser to such subsidiaries will comply with the provisions of the 1940 Act relating to investment advisory contracts, including but not limited to, Section 15 of the 1940 Act, as if it were an investment adviser to the Company under Section 2(a)(20) of the 1940 Act

Our investment activities are managed by the Investment Adviser. Under our Investment Advisory Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. We have also entered into an Administration Agreement with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, Corporate Counsel and their respective staffs. The Board, a majority of whom are independent of us and the Investment Adviser, provides overall supervision of our activities, and the Investment Adviser supervises our day-to-day activities.

Our term is perpetual. While we may consider providing liquidity in the future through a listing of our Shares on a national securities exchange or a merger of the Company with a company listed on such an exchange, which could include an affiliate of the Investment Adviser (in either case, a “Listing”), we do not currently intend to undertake a Listing, and we will not be obligated to effect a Listing or other liquidity event at any time.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and dividends, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of first lien secured debt, second lien secured debt or subordinated debt, typically have a term of three to ten years and bear interest at a floating or fixed rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing significant managerial assistance and possibly consulting fees. Loan origination fees, OID and market discount or premium are capitalized and accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and amendment fees, and are recorded as other investment income when earned. Litigation settlements are accounted for in accordance with the gain contingency provisions of ASC Subtopic 450-30, Gain Contingencies.

Expenses

Our primary operating expenses will include the payment of a management fee and an incentive fee, if any, to the Investment Adviser, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates the Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. We bear all other direct or indirect costs and expenses of our operations and transactions (provided such costs are not borne by the Investment Adviser pursuant to its agreement to bear certain initial organizational and offering costs as set forth above), including:

•
the cost of calculating our NAV, including the cost of any third-party valuation services;
•
the cost of effecting sales and repurchases of shares of our Shares and other securities;
•
fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence and reviews of prospective investments or complementary businesses;
•
expenses incurred by the Investment Adviser payable to third parties, including agents, consultants or other advisors, in monitoring our financial and legal affairs for the Company’s and in monitoring the Company’s investments; and performing due diligence (including related legal expenses) on its prospective portfolio companies and expenses related to unsuccessful portfolio acquisition efforts;
•
transfer agent and custodial fees;

•
fees and expenses associated with marketing efforts for the Company;
•
fees and expenses associated with retaining subscription platforms for the sale of Shares;
•
U.S. federal and state registration fees and any stock exchange listing fees, if any;
•
fees and expenses associated with independent audits as well as internal and external legal costs;

U.S. federal, state, local and foreign taxes;

•
independent directors’ fees and expenses;
•
brokerage commissions;
•
fidelity bond, directors and officers, errors and omissions liability insurance and other insurance premiums;
•
direct costs such as printing, mailing, long distance telephone and staff;
•
fees and expenses associated with independent audits and outside legal costs;
•
costs associated with our reporting and compliance obligations, including under the 1940 Act and applicable U.S. federal and state securities laws;
•
interest on our debt and dividends on our preferred stock, if any; and
•
all other expenses incurred by either the Administrator or us in connection with administering our business, including payments under our Administration Agreement that will be based upon our allocable portion of overhead, and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs.

For the avoidance of doubt, the costs and expenses to be borne by the Company set forth above include the costs and expenses allocable with respect to the provision of in-house legal, tax, or other professional advice and/or services to the Company, including performing due diligence on its prospective portfolio companies, as deemed appropriate by the Administrator, where such in-house personnel perform services that would be paid by the Company if outside service providers provided the same services, subject to the Board’s oversight.

Generally, during periods of asset growth, we expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets and increase during periods of asset declines. Incentive fees, interest expense and costs relating to future offerings of securities would be additive to the expenses described above.

Private Offering of Our Shares

We have offered and intend to continue to offer and sell Shares in a private placement in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act (the “Private Offering”). Investors who acquire Shares in our private placement are required to complete, execute and deliver a subscription agreement (a “Subscription Agreement”), and related documentation, which include customary representations and warranties, certain covenants and restrictions and indemnification provisions. Additionally, such investors could be required to provide due diligence information for compliance with certain legal requirements. We could, from time to time, engage placement or distribution agents and incur placement or distribution fees or sales commissions in connection with the private placement of our Shares in certain jurisdictions outside the United States. The cost of any such placement or distribution fees could be borne by an affiliate of the Investment Adviser. We will not incur any such fees or commissions if our net proceeds received upon a sale of our Shares after such costs would be less than the net asset value per share of our Shares.

Following our election to be regulated as a BDC, we commenced holding monthly closings for the Private Offering, in connection with which we will issue Shares to investors for immediate cash investment. Such monthly closings are and will be conducted in reliance on exemptions from the registration requirements of the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act.

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2025, our portfolio consisted of $72.6 million of first lien secured debt. Our debt portfolio consisted of approximately 100% variable-rate investments. As of December 31, 2025, we had no portfolio companies on a non-accrual status. As of December 31, 2025, the portfolio had net unrealized appreciation of $0.1 million. Our overall portfolio consisted of 21 companies with an average investment size of $2.2 million and had a weighted average yield on debt investments of 8.8%, and was invested 100% in first lien secured debt.

As of September 30, 2025, the Company had not commenced investment activity.

For the three months ended December 31, 2025, we invested $72.6 million in twenty one new companies at a weighted average yield on debt investments of 8.8%. For the three months ended December 31, 2025, sales and repayments of investments totaled $0.2 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions, including the credit worthiness of our portfolio companies. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the consolidated financial statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our consolidated financial statements.

Investment Valuations

We expect that there may not be readily available market values for many of the investments, which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our Board using a documented valuation policy and a consistently applied valuation process, as described herein. With respect to investments for which there are no readily available market values, the factors that the Board may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and the differences may be material. Our portfolio generally consists of illiquid securities, including debt and equity investments. With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, our Board undertakes a multi-step valuation process each quarter (which will be brought down on a monthly basis as described below), as described below:

(1)
Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Investment Adviser responsible for the portfolio investment;

(2)
Preliminary valuation conclusions are then documented and discussed with the management of our Investment Adviser;
(3)
Our Board also engages independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment. The independent valuation firms review management’s preliminary valuations in light of their own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker;
(4)
The audit committee of our Board will review the valuations of the independent valuation firms on a quarterly basis, periodically assesses the valuation methodologies of the independent valuation firms, and responds to and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and
(5)
Our Board discusses these valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our Investment Adviser, the respective independent valuation firms and the audit committee.

Our Board generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two brokers or dealers, if available, or otherwise from a principal market maker or a primary market dealer. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the Board has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available.

To the extent we invest in derivative instruments in the future, such instruments would be valued in accordance with our valuation policy.

Fair value, as defined under ASC 820 is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of us. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us on the reporting period date.

ASC 820 classifies the inputs used to measure these fair values into the following hierarchies:

Level 1: Inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities, accessible by us at the measurement date.

Level 2: Inputs that are quoted prices for similar assets or liabilities in active markets, or that are quoted prices for identical or similar assets or liabilities in markets that are not active and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term, if applicable, of the financial instrument.

Level 3: Inputs that are unobservable for an asset or liability because they are based on our own assumptions about how market participants would price the asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2031 Asset-Backed Debt, 2036 Asset-Backed Debt, 2036-R Asset-Backed Debt, 2037 Asset-Backed Debt, and our Credit Facility are classified as Level 3. Our 2026 Notes are classified as Level 2 as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

On December 3, 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards of directors can satisfy their valuation obligations and requires, among other things, the boards of directors to assess periodically material valuation risks and take steps to manage those risks. The rule also permits boards of directors, subject to board oversight and certain other conditions, to designate the fund’s investment adviser to perform fair value determinations. The new rule went into effect on March 8, 2021 and had a compliance date of September 8, 2022. While our board of trustees has not elected to designate the Investment Adviser as the valuation designee as of the date of this report, we have adopted certain revisions to our valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 under the 1940 Act.

When the Board determines the Company’s NAV as of the last day of a month that is not also the last day of a calendar quarter, the Board intends to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Investment Adviser, acting on behalf of the Board, will prepare preliminary fair value estimates for each investment consistent with the methodologies set forth in the valuation policy. If an individual asset for which reliable market quotations are not readily available is known by the Investment Adviser to have experienced a significant observable change since the most recent quarter end, an independent valuation firm may from time-to-time be asked by the Investment Adviser to provide an independent fair value range for such asset.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, OID, market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and amendment fees, and are recorded as other investment income when earned.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in fair values of our portfolio investments, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Foreign Currency Translation

Our books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

1.
Fair value of investment securities, other assets and liabilities - at the exchange rates prevailing at the end of the applicable period; and
2.
Purchases and sales of investment securities, income and expenses - at the exchange rates prevailing on the respective dates of such transactions.

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, we do not isolate that portion of the results of operations due to changes in foreign exchange rates on investments, other assets and debt from the fluctuations arising from changes in fair values of investments and liabilities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments and liabilities.

Payment in-kind, or PIK Interest

We may have investments in our portfolio which contain a PIK interest provision. PIK interest is added to the principal balance of the investment and is recorded as income. In order for us to maintain our ability to be subject to tax as a RIC, substantially all of this income must be paid out to shareholders in the form of dividends for U.S. federal income tax purposes, even though we may not have collected any cash with respect to interest on PIK securities.

Federal Income Taxes

Prior to November 1, 2025, we were classified as a partnership for U.S. federal income tax purposes. We elected to be classified as a corporation for U.S. federal income tax purposes, effective as of November 1, 2025. As a corporation, we generally would be subject to entity-level corporate income tax on our taxable income and gains, regardless of whether we make distributions to our shareholders. However we intend to elect to be treated, and to qualify annually to maintain our election to be treated, as a RIC under Subchapter M of the Code. To qualify and maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for U.S. federal income tax purposes to our shareholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of our taxable net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid.

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible U.S. federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our shareholders in respect of each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (i.e., the excess, if any, of our capital gains over capital losses), adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of the calendar year, plus (3) any net ordinary income or capital gain net income for the preceding years that was not distributed during such years on which we did not incur any corporate income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we may choose to retain such net capital gains or investment company taxable income, contingent on maintaining our ability to be subject to tax as a RIC, in order to provide us with additional liquidity.

Because U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gain recognized for financial reporting purposes. Differences between tax regulations and GAAP may be permanent or temporary. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2025.

Investment Income

For the three months ended December 31, 2025, investment income was $1.2 million, which was all attributable to first lien secured debt. The increase in investment income for the three months ended December 31, 2025, was primarily due to the increase in the size of our investment portfolio. As of September 30, 2025, the Company had not commenced investment activity.

Expenses

For the three months ended December 31, 2025, expenses totaled $0.5 million and were comprised of: $0.3 million of debt related interest and expenses, $0.2 million of professional fees, $0.2 million of base management fees, $0.1 million of performance-based incentive fees, $0.1 million of general and administrative expenses and $0.0 million of taxes offset by $0.4 million of Investment Adviser expense support and management fee waivers. The increase in expenses for the three months ended December 31, 2025, was primarily due to debt related interest and expenses and professional fees.

Net Investment Income

For the three months ended December 31, 2025, net investment income totaled $0.6 million or $0.31 per share. The increase in net investment income for the three months ended December 31, 2025, was primarily due to an increase in investment income partially offset by an increase in expenses.

Net Realized Gains or Losses

For the three months ended December 31, 2025, net realized gains (losses) totaled $0.

Unrealized Appreciation or Depreciation on Investments and Debt

For the three months ended December 31, 2025, we reported net change in unrealized appreciation (depreciation) on investments of $0.1 million. As of December 31, 2025, our net unrealized appreciation (depreciation) on investments totaled $0.1 million. The net change in unrealized appreciation (depreciation) on our investments was primarily due to the operating performance of the portfolio companies within our portfolio, changes in the capital market conditions of our investments and realization of investments.

Net Change in Net Assets Resulting from Operations

For the three months ended December 31, 2025, net increase (decrease) in net assets resulting from operations totaled $0.7 million or $0.36 per share. The net increase or (decrease) from operations for the three months ended December 31, 2025, this change was primarily due to operating performance of our portfolio and changes in capital market conditions of our investments along with change in size and cost yield of our debt portfolio and costs of financing.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including income earned on our investments, proceeds from investment sales and repayments, and proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of December 31, 2025 in accordance with the 1940 Act, we were only allowed to borrow amounts such that we were in compliance with a 150% asset coverage ratio requirement after such borrowing.

As of September 30, 2025, the Company had no borrowings.

On October 17, 2025, the Board approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to the Company for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of December 31, 2025, the Company had $65.0 million outstanding borrowing under the Credit Facility and its corresponding asset coverage ratio, as computed in accordance with the 1940 Act, was 213%.

In October 2025, PPIF SPV entered into a $65.0 million senior secured revolving credit facility with CIBC Bank USA (the “Credit Facility”). Pursuant to the terms of the Credit Facility the revolving period ends October 2028, the maturity date is October 2030 and borrowings are secured by all of the assets held by PPIF SPV.

From October 2025 through October 2026, the Credit Facility bears interest at SOFR (or an alternative risk-free floating interest rate index) plus 187.5 basis points. After October 2026 and through the revolving period ending in October 2028, the applicable margin will range from 187.5 to 200 basis points, depending on utilization. Following the revolving period, the applicable margin will reset to 212.5 basis points for the remaining two years, maturing in October 2030. The Credit Facility is secured by all assets of PPIF SPV. Both the Company and PPIF SPV have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance income ratio as well as restrictions on certain payments and issuance of debt. As of December 31, 2025, we were in compliance with the covenants relating to our Credit Facility.

We may raise equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, securitizing a portion of our investments among other considerations or mergers and acquisitions. Furthermore, the Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

We could become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments could include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet.

We have entered into an agreement with the Investment Adviser, or the Investment Advisory Management Agreement, under which the Investment Adviser, subject to the overall supervision of our Board, manages the day-to-day operations of, and provides investment advisory services to, us. Mr. Penn, our Chairman and Chief Executive Officer, is the managing member and a senior investment professional of, and has a financial and controlling interest in, the Investment Adviser. Under the terms of our Investment Advisory Management Agreement, the Investment Adviser:

•
determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•
identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies);
•
closes and monitors the investments we make; and
•
provides us with such other investment advisory, research and related services as we may need from time to time.

The Investment Adviser’s services under our Investment Advisory Management Agreement are not exclusive, and it is free to furnish similar services, without the prior approval of our shareholders or our Board, to other entities so long as its services to us are not impaired. Our Board monitors for any potential conflicts that may arise upon such a development. For providing these services, the Investment Adviser receives a fee from us, consisting of two components-a base management fee and an incentive fee.

Under the Administration Agreement, the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other activities, being responsible for the financial records we are required to maintain and preparing reports to our shareholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance, our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs, certain tax and general legal advice and/or services provided to the Company by in-house professionals of the Administrator related to ongoing operations of the Company and/or services provided to the Company or portfolio companies by in-house professionals of the Administrator or its affiliates on matters related to potential or actual investments and transactions, including tax structuring and/or due diligence. The Administrator also offers on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator.

If any of the contractual obligations discussed above is terminated, our costs under any new agreements that we enter into could increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we receive under our Investment Advisory Management Agreement and our Administration Agreement. Any new investment management agreement would also be subject to approval by our shareholders.

As of December 31, 2025, we had cash and cash equivalents of $65.7 million available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

For the three months ended December 31, 2025, our operating activities used cash of $71.5 million and our financing activities provided cash of $117.2 million. Our operating activities used cash primarily due to our Private Offering, investment activities and borrowings under our Credit Facility provided cash.

Off-Balance Sheet Arrangements

We currently engage in no off-balance sheet arrangements other than our funding requirements for the unfunded investments described above.

Distributions

To the extent that we have income available, we intend to make periodic distributions to our shareholders. Our distributions, if any, are determined by the Board. Any distributions to our shareholders will be declared out of assets legally available for distribution.

We intend to elect to be treated, and to qualify annually, as a RIC under Subchapter M of the Code. To maintain our RIC qualification, we must, among other requirements, distribute dividends for U.S. federal income tax purposes to our shareholders in respect of each taxable year of an amount generally at least equal to 90% of our investment company taxable, determined without regard to any deduction for dividends paid. In addition, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions, we will be subject to a 4% nondeductible U.S. federal excise tax on the undistributed amount.

We currently intend to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, we could decide in the future to retain such net capital gains for investment and elect to treat such gains as deemed distributions to you. If this happens, you will be treated for U.S. federal income tax purposes as if you had received an actual distribution of the capital gains that we retain and reinvested the net after tax proceeds in us. In this situation, you would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. We cannot assure you that we will achieve results that will permit us to pay any cash distributions, and if we issue senior securities, we will be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if such distributions are limited by the terms of any of our borrowings.

Unless you elect to receive your distributions in cash, we intend to make such distributions (net of applicable withholding tax) in additional Shares under our DRIP. Although distributions paid in the form of additional Shares will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in our DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. If you hold Shares in the name of a broker or financial intermediary, you should contact such broker or financial intermediary regarding your election to receive distributions in cash in lieu of Shares. Any distributions reinvested through the issuance of Shares through our DRIP will increase our gross assets on which the base management fee and the incentive fee are determined and paid to the Investment Adviser.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023 - 09 “Improvements to Income Tax Disclosures” (“ASU 2023 – 09”). ASU 2023 - 09 intends to improve the transparency of income tax disclosures. ASU 2023 - 09 is effective for fiscal years beginning after December 15, 2024. We have adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including valuation risk and interest rate risk. Uncertainty with respect to the economic effects of the overall market conditions has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below.

Valuation Risk

Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5 under the 1940 Act), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith by the Investment Adviser, subject to supervision of the Board, in accordance with its valuation policies and procedures. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.

In accordance with Rule 2a-5 under the 1940 Act, our Investment Adviser, subject to the supervision of the Board, periodically assesses and manages material risks associated with the determination of the fair value of our investments.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2025, our debt portfolio consisted of approximately 100% variable-rate investments. Variable-rate loans are usually based on the secured overnight funding rate (or an alternative risk-free floating interest rate index) and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, the Company does not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, the Company’s cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 3%	$(236.2)	$(0.08)
Down 2%	(157.4)	(0.05)
Down 1%	(78.7)	(0.03)
Up 1%	78.7	0.03
Up 2%	157.4	0.05
Up 3%	236.2	0.08

Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the Consolidated Statements of Assets and Liabilities and other business developments that could affect net increase in net assets resulting from operations or net investment income. Accordingly, no assurances can be given that actual results would not differ materially from those shown above.

Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which the Company borrows funds and the rate at which the Company invests these funds, as well as the Company’s level of leverage. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Company’s net investment income or net assets.

We may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate the Company against adverse changes in interest rates and foreign currencies, they may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to the Company’s portfolio of investments with fixed interest rates or investments denominated in foreign currencies. During the periods covered by this Report, we did not engage in interest rate hedging activities or foreign currently-derivatives hedging activity.

Item 4. Controls and Procedures

As of the period ended December 31, 2025, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Neither us, our Investment Adviser or our Administrator, is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our Investment Adviser or Administrator. From time to time, we, our Investment Adviser or Administrator, may be a party to certain legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these and any future legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed under the heading “Risk Factors” in the registration statement on Form 10 (the “Registration Statement”) filed with the SEC on December 5, 2025. There have been no material changes to the risk factors previously disclosed in the Registration Statement. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have entered into subscription agreements with investors (“Subscription Agreements”) and expect to enter into additional Subscription Agreements with additional investors in connection with our Private Offering, pursuant to which we have issued and sold, and expect to continue to issue and sell Shares in reliance on the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. We have relied, in part, upon representations from each participating investor in the relevant Subscription Agreements that such investor is an “accredited investor” as defined in Regulation D under the Securities Act.

In addition, on December 1, 2025, the Company issued and sold 627,859 of the Company’s common shares of beneficial interest, par value $0.001 per share (the “Common Shares”) (with the final number of Common Shares issued being determined on December 31, 2025) pursuant to subscription agreements entered into with the participating investors for aggregate consideration of approximately $15,773,000.

The offer and sale of the Common Shares were conducted in connection with the Company’s continuous private offering of Common Shares (the “Private Offering”) in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The Company relied, in part, upon representations from each participating investor in the relevant subscription agreement that such investor is an “accredited investor” as defined in Regulation D under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 13, 2026, the Board approved an amendment and restatement of the Company’s Amended and Restated Declaration of Trust (as amended and restated, the “Second Amended and Restated Declaration of Trust”) to remove the requirement that the Company have a trustee who is a resident of Delaware or which has its principal place of business in Delaware. The amendments contained in the Second Amended and Restated Agreement and Declaration of Trust were made pursuant to changes to the Delaware Statutory Trust Act (the “Act”), which made Section 3807(b) of the Act applicable to business development companies, such as the Company. The Company's Certificate of Trust was also amended to remove the Delaware trustee and to appoint a registered agent and establish a registered office in the State of Delaware.

The Second Amended and Restated Declaration of Trust was also amended to clarify that, notwithstanding anything to the contrary in the Second Amended and Restated Declaration of Trust, any provisions in the Second Amended and Restated Declaration of Trust that modify, restrict, or eliminate the duties of the trustees, officers, and Investment Adviser do not apply to, and in no way limit, the duties (including state law fiduciary duties of loyalty and care) or liabilities of such persons with respect to matters arising under the federal securities laws.

The foregoing description of the Second Amended and Restated Declaration of Trust does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amended and Restated Declaration of Trust, which is filed herewith as Exhibit 3.3.

10b5-1 Disclosure

None of the officers or trustees of the Company have adopted or terminated any Rule 10b5-1 trading arrangements applicable to them (if any) or the Company.

Item 6. Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56787) filed on October 10, 2025).

3.2*	Certificate of Amendment to the Certificate of Trust.

3.3*	Second Amended and Restated Declaration of Trust.

3.4	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (File No. 000-56787) filed on October 10, 2025).

10.1

Amended and Restated Investment Advisory Management Agreement by and between PennantPark Private Income Fund and PennantPark Private Income Fund Advisers, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56787) filed on November 26, 2025).

10.2

Fee Waiver Agreement by and between PennantPark Private Income Fund and PennantPark Private Income Fund Advisers, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56787) filed on November 26, 2025).

10.3

Administration Agreement by and between PennantPark Private Income Fund and PennantPark Investment Administration, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56787) filed on November 26, 2025).

10.4

Custody Agreement, by and between PennantPark Private Income Fund and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56787) filed on November 26, 2025).

10.5

Expense Holiday Agreement, by and between PennantPark Private Income Fund and PennantPark Private Income Fund Advisers LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-56787) filed on November 26, 2025).

10.6

Expense Limitation Agreement, by and between PennantPark Private Income Fund and PennantPark Private Income Fund Advisers LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-56787) filed on November 26, 2025).

10.7

Trademark License Agreement by and between PennantPark Investment Advisers, LLC and PennantPark Private Income Fund (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 000-56787) filed on November 26, 2025).

10.8	Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 (File No. 000-56787) filed on November 26, 2025).

10.9

Loan and Security Agreement, dated as of October 1, 2025, by and among PennantPark Investment Advisers, LLC, as the collateral manager, PennantPark Private Income Fund SPV LLC, as the borrower, PennantPark Private Income Fund, as the transferor, each of the lenders from time to time party thereto, CIBC Bank USA, as the administrative agent and Western Alliance Trust Company, N.A., as the collateral agent and the custodian (Incorporated by reference to Exhibit 10.12 to the Registrant’s Amendment No. 2 to Registration Statement on Form 10 (File No. 000-56787). filed on December 5, 2025).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
99.1*	Privacy Policy of the Registrant.

101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK PRIVATE INCOME FUND

Date: February 13, 2026	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Trustees (Principal Executive Officer)

Date: February 13, 2026	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)