Form 10-Q
period 2026-03-31
PennantPark Private Income Fund
filed 2026-05-08
CIK 2089126

pass

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

The number of shares of the registrant’s common shares, $0.001 par value per share, outstanding as of May 8, 2026 was 4,670,568.

PENNANTPARK PRIVATE INCOME FUND

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I-CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where the context suggests otherwise, the term “1940 Act” refers to the Investment Company Act of 1940, as amended; “Administrator” or “PennantPark Investment Administration” refers to PennantPark Investment Administration, LLC; “BDC” refers to a business development company under the 1940 Act; “Code” refers to the Internal Revenue Code of 1986, as amended; “Company,” “we,” “our” or “us” refers to PennantPark Private Income Fund and its wholly-owned consolidated subsidiaries; “Credit Facility” refers to our senior secured revolving credit facility, as amended from time to time, with CIBC Bank USA and other lenders, or the “Lenders,” entered into on October 1, 2025; “DRIP” refers to our distribution reinvestment plan; “Holdings” refers to PPIF Investment Holdings LLC, our wholly-owned subsidiary organized to hold certain equity securities; “Investment Adviser” refers to PennantPark Private Income Fund Advisers LLC; “PennantPark Investment Advisers” or “PPIA” refers to PennantPark Investment Advisers, LLC; “RIC” refers to a regulated investment company under the Code; “SPV” refers to PennantPark Private Income Fund SPV LLC, our wholly-owned financing subsidiary.

PennantPark Private Income Fund and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

(Unaudited)

Item 1. Consolidated Financial Statements

	March 31, 2026	September 30, 2025
	unaudited
Assets
Non-Controlled, non-affiliated investments at fair value (amortized cost—$158,492 and $0, respectively)	$158,371	$—
Cash (cost—$6,671 and $20,000, respectively)	6,671	20,000
Cash equivalents (cost—$2,644 and $0, respectively)	2,644	—
Receivable from Investment Adviser	350	—
Interest receivable	259	—
Other assets	49	—
Total assets	168,344	20,000

Liabilities
Credit Facility, net (unamortized deferred financing costs of $970 and $0, respectively)	51,030	—
Payable for investments purchased	4,651	—
Interest payable	604	—
Accrued expenses	397	—
Base management fee payable	331	—
Incentive fee payable	209	—
Accounts payable and other liabilities	60	—
Total liabilities	57,282	—

Commitments and contingencies (see Note 9)

Net assets
Common share, unlimited shares authorized, 4,338,888 and 800,000 shares issued and outstanding, respectively
Par value $0.001 per share	4	—
Paid-in capital in excess of par value	109,090	20,000
Accumulated earnings	1,968	—
Total net assets	$111,062	$20,000
Total liabilities and net assets	$168,344	$20,000

Net asset value per share	$25.60	$25.00

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended	Six months ended
	March 31, 2026 (1)	March 31, 2026 (1)
Investment income:
Interest	$2,390	$3,517
Other income	67	92
Total investment income	2,457	3,609

Expenses:
Interest and expense on credit facility	395	678
Base management fee	331	524
Incentive fee	196	269
Professional fees	132	358
Administrative services expenses	116	215
General and administrative expenses	102	120
Expenses before provision for taxes	1,272	2,164
Provision for taxes on net investment income	60	84
Total expenses	1,332	2,248
Expenses support from the Investment Adviser (Note 3)	(350)	(693)
Base management fee waiver (Note 3)	-	(35)
Net expenses	982	1,520
Net investment income	1,475	2,089

Realized and unrealized gain (loss) on investments:
Net change in unrealized appreciation (depreciation) on investments	(226)	(121)
Net realized and unrealized gain (loss) on investments	(226)	(121)

Net increase (decrease) in net assets resulting from operations	$1,249	$1,968
Net increase (decrease) in net assets resulting from operations per common share (See Note 10)	$0.32	$0.67
Net investment income per common share	$0.37	$0.71

(1) No comparative information has been presented for the three and six months period ended March 31, 2025 as the Company had not commenced investment activity prior to October 1, 2025.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands, except share issue data)

(Unaudited)

	Three months ended	Six months ended
	March 31, 2026 (1)	March 31, 2026 (1)
Net increase (decrease) in net assets resulting from operations:
Net investment income	$1,475	$2,089
Net change in unrealized appreciation (depreciation) on investments	(226)	(121)
Net increase (decrease) in net assets resulting from operations	1,249	1,968

Capital activities
Common shares issued	36,251	89,094
Net increase (decrease) in net assets	37,500	91,062

Net assets:
Beginning of period	73,562	20,000
End of period	$111,062	$111,062

Capital share activity:
Common shares outstanding at beginning of period	2,909,795	800,000
Common shares issued	1,429,093	3,538,888
Common shares outstanding at end of period	4,338,888	4,338,888

(1) No comparative information has been presented for the three and six months period ended March 31, 2025 as the Company had not commenced investment activity prior to October 1, 2025.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands, except share issue data)

(Unaudited)

Six months ended
March 31, 2026 (1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,968
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	121
Purchases of investments	(159,535)
Proceeds from sales and repayments of investments	1,087
Accretion of discount on investments	(44)
Amortization of deferred financing costs	75
(Increase)/Decrease in:
Receivable from Investment Adviser	(350)
Interest receivable	(259)
Other assets	(49)
Increase/(Decrease) in:
Payable for investments purchased	4,651
Interest payable	604
Accrued expenses	397
Base management fee payable	331
Incentive fee payable	209
Accounts payable and other liabilities	60
Net cash provided by (used in) operating activities	(150,734)

Cash flows from financing activities:
Borrowings under Credit Facility	158,500
Repayments under Credit Facility	(106,500)
Capitalized borrowing costs	(1,045)
Proceeds from common shares issued	89,094
Net cash provided by (used in) financing activities	140,049
Net increase (decrease) in cash and cash equivalents	(10,685)

Cash and cash equivalents, beginning of period	20,000
Cash and cash equivalents, end of period	$9,315

Supplemental Disclosure
Taxes Paid	$24

(1) No comparative information has been presented for the three and six months period ended March 31, 2025 as the Company had not commenced investment activity prior to October 1, 2025.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Consolidated Schedule of Investments

March 31, 2026

(in thousands, except share data)

(Unaudited)

					Basis Point
				Current	Spread	Par /			Fair
Issuer Name	Acquisition	Maturity	Industry	Coupon	Above Index (1)	Shares	Cost		Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies - 142.6% (3)(4)
First Lien Secured Debt - 140.9% of Net Assets
Aechelon Technology Inc. (8)	10/2/2025	8/16/2029	Aerospace & Defense	9.42%	1M SOFR + 580	303	$300		$306
Aechelon Technology Inc. (8)	3/2/2026	8/16/2029	Aerospace & Defense	9.42%	3M SOFR + 630	163	162		165
Aphix Buyer, Inc (8)	10/2/2025	7/17/2031	Commercial Services & Supplies	8.43%	1M SOFR + 475	2,488	2,485		2,475
APT Opco, LLC (8)	10/31/2025	9/30/2031	Healthcare Providers & Services	8.70%	3M SOFR + 500	4,975	4,969		4,975
Arcfield Acquisition Corp. (8)	12/15/2025	10/28/2031	Aerospace & Defense	8.67%	3M SOFR + 500	4,130	4,120		4,109
Arcfield Acquisition Corp. - Unfunded Revolver (5)(6)	12/15/2025	10/28/2031	Aerospace & Defense	-	-	580	-		(3)
Archer Lewis, LLC (8)	10/2/2025	8/28/2029	Diversified Financial Services	9.44%	3M SOFR + 580	1,213	1,199		1,189
Argano, LLC (8)	10/2/2025	9/13/2029	IT Services	9.18%	1M SOFR + 550	1,459	1,443		1,445
Argano, LLC - Unfunded Delayed Draw Term Loan (5)(6)	12/3/2025	9/13/2029	IT Services	-	-	1,041	1,041		980
Beta Plus Technologies, Inc (8)	1/2/2026	7/2/2029	Software	9.45%	3M SOFR + 580	10,000	9,802		9,849
BLC Holding Company, Inc (8)	3/31/2026	11/20/2030	Professional Services	8.20%	3M SOFR + 450	2,001	1,991		2,001
BLC Holding Company, Inc - Delayed Draw Term Loan (8)	3/31/2026	11/20/2030	Professional Services	8.19%	3M SOFR + 450	2,657	2,660		2,657
By Light Professional IT Services LLC (8)	10/1/2025	7/15/2031	IT Services	9.17%	1M SOFR + 550	3,001	2,990		2,956
Cartessa Aesthetics, LLC (8)	3/9/2026	6/14/2028	Distributors	9.66%	3M SOFR + 600	7,481	7,499		7,443
Duggal Acquisition, LLC (8)	10/31/2025	9/30/2030	Professional Services	8.45%	3M SOFR + 480	3,743	3,699		3,743
Duggal Acquisition, LLC - Unfunded Delayed Draw Term Loan (5)(6)	10/31/2025	9/30/2030	Professional Services	8.39%	3M SOFR + 480	50	50		50
Galt Newco, LLC (8)	3/27/2026	3/29/2032	Aerospace & Defense	9.21%	3M SOFR + 550	3,302	3,281		3,281
Galt Newco, LLC - Unfunded Revolver (5)(6)	3/27/2026	3/29/2032	Aerospace & Defense	-	-	1,415	-		-
GGG Midco, LLC (8)	10/9/2025	9/27/2030	Diversified Consumer Services	8.67%	3M SOFR + 500	5,294	5,233		5,321
GGG Midco, LLC - Unfunded Delayed Draw Term Loan C (5)(6)	11/12/2025	9/27/2030	Diversified Consumer Services	8.67%	3M SOFR + 500	1,726	1,726		1,745
GGG Midco, LLC - Unfunded Revolver (5)(6)	10/9/2025	9/27/2030	Diversified Consumer Services	-	-	100	(1)		1
Hanley Wood LLC - Delayed Draw Term Loan (8)	10/2/2025	5/11/2026	Media	9.53%	3M SOFR + 575	463	463		463
Harris & Co, LLC (8)	10/2/2025	8/9/2030	Diversified Financial Services	8.67%	1M SOFR + 500	2,494	2,471		2,494
Harris & Co, LLC (8)	3/9/2026	8/9/2030	Diversified Financial Services	8.67%	3M SOFR + 500	5,237	5,211		5,237
Harvest Group Topco Buyer, LLC (8)	3/2/2026	3/2/2032	Media	8.42%	3M SOFR + 480	9,406	9,360		9,359
Harvest Group Topco Buyer, LLC - Unfunded Delayed Draw Term Loan (5)(6)	3/2/2026	3/2/2032	Media	-	-	1,540	-		(8)
Harvest Group Topco Buyer, LLC - Unfunded Revolver (5)(6)	3/2/2026	3/2/2032	Media	-	-	1,232	-		-
Highwire Public Relations, LLC (8)	1/12/2026	1/13/2031	Professional Services	8.70%	3M SOFR + 500	9,808	9,755		9,710
Highwire Public Relations, LLC - Unfunded Delayed Draw Term Loan (5)(6)	1/12/2026	1/13/2031	Professional Services	-	-	2,019	-		(20)
Highwire Public Relations, LLC - Unfunded Revolver (5)(6)	1/12/2026	1/13/2031	Professional Services	-	-	673	-		(7)
Hills Distribution, Inc. (8)	12/5/2025	11/8/2029	Distributors	9.15%	1M SOFR + 550	2,917	2,904		2,917
Hills Distribution, Inc. - Unfunded Delayed Draw Term Loan (5)(6)	12/5/2025	11/8/2029	Distributors	-	-	7,075	-		-
Integrity Health Purchaser, LLC	2/2/2026	2/2/2032	Healthcare Providers & Services	9.70%	3M SOFR + 600	2,494	2,469		2,469
Integrity Health Purchaser, LLC - Unfunded Revolver (5)(6)	2/2/2026	2/2/2032	Healthcare Providers & Services	-	-	500	-		(5)
Marketplace Events Acquisition, LLC - Delayed Draw Term Loan (8)	3/9/2026	12/20/2030	Media	8.95%	3M SOFR + 530	4,336	4,347		4,303
MES Intermediate, Inc. (8)	11/21/2025	10/1/2027	Distributors	8.45%	3M SOFR + 475	7,144	7,121		7,129
Municipal Emergency Services, Inc. - Unfunded Revolver (5)(6)	11/21/2025	10/1/2027	Distributors	-	-	356	-		(1)
North American Rail Solutions LLC (8)	10/31/2025	8/29/2031	Road & Rail	8.45%	3M SOFR + 480	4,975	4,975		4,950
Paving Lessor Corp. (8)	10/2/2025	7/1/2031	Commercial Services & Supplies	8.95%	3M SOFR + 530	2,469	2,463		2,469
PCS Midco, Inc. - Unfunded Delayed Draw Term Loan (5)(6)	3/25/2026	3/1/2030	Diversified Financial Services	-	-	1,734	-		-
PD Tri-State Holdco, LLC (8)	10/14/2025	10/14/2030	Diversified Consumer Services	8.95%	3M SOFR + 525	2,992	2,968		3,022
PD Tri-State Holdco, LLC - Unfunded Delayed Draw Term Loan (5)(6)	10/14/2025	10/14/2030	Diversified Consumer Services	-	-	4,182	-		42
PD Tri-State Holdco, LLC - Unfunded Revolver (5)(6)	10/14/2025	10/14/2030	Diversified Consumer Services	-	-	279	-		-
Penta Group, LLC (8)	10/2/2025	7/31/2031	Professional Services	8.17%	3M SOFR + 450	4,988	4,988		4,938
Podean Buyer, LLC (8)	2/25/2026	8/4/2031	Media	9.68%	3M SOFR + 600	7,509	7,420		7,433
Podean Buyer, LLC - Unfunded Delayed Draw Term Loan (5)(6)	2/25/2026	8/4/2031	Media	-	-	5,333	-		(53)
Puget Collision, LLC (8)	10/3/2025	10/3/2030	Automobiles	8.45%	3M SOFR + 480	2,494	2,479		2,469
Puget Collision, LLC - Unfunded Delayed Draw Term Loan (5)(6)	10/3/2025	10/3/2030	Automobiles	8.45%	3M SOFR + 480	703	703		669
Puget Collision, LLC - Unfunded Revolver (5)(6)	10/3/2025	10/3/2030	Automobiles	8.44%	3M SOFR + 480	136	136		131
Rancho Health MSO, Inc. (8)	11/26/2025	6/20/2029	Healthcare Providers & Services	8.66%	1M SOFR + 500	2,990	2,979		2,990
Real Life Intermediate Holdings, LLC (8)	1/16/2026	1/16/2031	Real Estate Management & Development	8.70%	3M SOFR + 500	2,609	2,584		2,583
Real Life Intermediate Holdings, LLC - Unfunded Delayed Draw Term Loan (5)(6)	1/16/2026	1/16/2031	Real Estate Management & Development	-	-	4,446	-		(44)
Real Life Intermediate Holdings, LLC - Unfunded Revolver (5)(6)	1/16/2026	1/16/2031	Real Estate Management & Development	-	-	445	-		(4)
RTIC Subsidiary Holdings, LLC (8)	10/2/2025	5/3/2029	Leisure Products	9.45%	3M SOFR + 580	2,419	2,387		2,383
Sabel Systems Technology Solutions, LLC (8)	10/31/2025	10/31/2030	IT Services	9.68%	1M SOFR + 600	9,249	9,157		9,249
Sabel Systems Technology Solutions, LLC - Unfunded Revolver (5)(6)	12/19/2025	10/31/2030	IT Services	0.00%	-	35	35		35
SCP Clinical Research Intermediate Holdings, LLC (8)	1/2/2026	1/2/2032	Healthcare Providers & Services	8.43%	3M SOFR + 480	2,605	2,592		2,592
SCP Clinical Research Intermediate Holdings, LLC - Unfunded Delayed Draw Term Loan (5)(6)	1/2/2026	1/2/2032	Healthcare Providers & Services	8.43%	3M SOFR + 480	892	892		873
SCP Clinical Research Intermediate Holdings, LLC - Unfunded Revolver (5)(6)	1/2/2026	1/2/2032	Healthcare Providers & Services	-	-	1,088	-		(5)
Sigma Defense Systems, LLC (8)	3/9/2026	12/18/2027	Aerospace & Defense	10.08%	3M SOFR + 630	4,494	4,461		4,449
TransGo, LLC (8)	3/10/2026	12/29/2028	Auto Components	8.92%	1M SOFR + 525	6,260	6,233		6,167
TransGo, LLC - Unfunded Revolver (5)(6)	3/10/2026	12/29/2028	Auto Components	8.95%	3M SOFR + 530	410	410		398
Total First Lien Secured Debt							$156,612		$156,464
Equity Securities -1.7% of Net Assets
Galt (Project Mercury) Common Equity (8)	3/27/2026		Aerospace & Defense			283	$283		$283
Harvest Group Common Equity	3/2/2026		Media			-	-		-
Harvest Group Preferred Equity	3/2/2026		Media			-	321		321
Integrity Health Intermediate Common Equity (8)	2/2/2026		Healthcare Providers & Services			50	500		506
Real Life Intermediate, LLC Common Equity	1/16/2026		Real Estate Management & Development			521	776		797
Total Equity Securities							$1,880.00	-	$1,907.00
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies (7)(9)							$158,492		$158,371

Cash Equivalents - 2.4% of Net Assets
State Street Institutional U.S. Government Money Market Fund						2,644	$2,644		$2,644
Total Cash Equivalents							$2,644		$2,644

Cash - 6.0% of Net Assets
Cash						6,671	$6,671		$6,671
Total Cash							$6,671		$6,671

Total Investments, Cash Equivalents and Cash - 151.0% of Net Assets							$167,807		$167,686
Liabilities in Excess of Other Assets - (51.0)% of Net Assets									(56,624)
Net Assets - 100%									$111,062.00

(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate, or “SOFR”, or Prime rate, or “P”, or Sterling Overnight Index Average, or “SONIA”. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 90-day or 180-day SOFR rates (1M S, 3M S, or 6M S, respectively) at the borrower’s option. SONIA loans are typically indexed daily for GBP loans with a quarterly frequency payment. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
(2)
Valued based on our accounting policy (See Note 2). The value of all securities was determined using significant unobservable inputs (See Note 5).

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Consolidated Schedule of Investments

March 31, 2026

(in thousands, except share data)

(Unaudited)

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
(7)
As of March 31, 2026, all investments were in U.S. companies and total cost, fair value, and percentage of Net Assets for the U.S companies were $158.5 million, $158.4 million, and 142.6%.
(8)
Investment is held through our Taxable Subsidiary.
(9)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2026

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

The Company’s investment objective is to generate both current income and capital appreciation while seeking to preserve capital. The Company seeks to achieve its investment objective by investing primarily in senior secured debt of U.S. middle-market companies with last twelve-month earnings of between $10 million and $50 million, and to a lesser extent, second lien secured debt, subordinated debt and equity investments.

On September 16, 2025, the Company entered into an investment advisory management agreement (the “Investment Management Agreement”) with PennantPark Investment Advisers, LLC (“PPIA”). On October 17, 2025, the Company’s board of trustees approved the assignment of the Investment Management Agreement to PennantPark Private Income Fund Advisers LLC, a wholly-owned subsidiary of PPIA (the “Investment Adviser”). The Investment Management Agreement was reapproved by the board of trustees in May 2026.

On October 17, 2025, the Company entered into an administration agreement (the “Administration Agreement”) with PennantPark Investment Administration, LLC (the “Administrator”) to serve as the Company’s administrator. The Administration Agreement was reapproved by the board of trustees in May 2026.

PennantPark Private Income Fund SPV LLC (the “SPV”) is a wholly-owned financing subsidiary of the Company organized in Delaware as a limited liability company on August 26, 2025. The Company formed the SPV in order to establish the Credit Facility. See Note 8.

PPIF Investment Holdings LLC (“Holdings”) is a wholly-owned subsidiary of the Company organized in Delaware as a limited liability company on October 7, 2025. Holdings invests in equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes.

The Company has offered and intends to continue to offer and sell its ("Common Shares") in a private placement in the United States under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act (the “Private Offering”). Investors who acquire shares in our private placement are required to complete, execute and deliver a subscription agreement (a “Subscription Agreement”), and related documentation, which include customary representations and warranties, certain covenants and restrictions and indemnification provisions.

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2026

(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), requires management to make estimates and assumptions that affect the reported amount of the Company’s assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported period. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of consolidated financial statements have been included. Changes in the economic and regulatory environment, financial markets, the credit worthiness of the Company’s portfolio companies and any other parameters used in determining these estimates and assumptions could cause actual results to differ from these estimates and assumptions. The Company eliminated intercompany balances and transactions. References to the Financial Accounting Standards Board’s (the “FASB”) and the Accounting Standards Codification, as amended (the “ASC”), serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the consolidated financial statements are issued.

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

The Company’s significant accounting policies consistently applied are as follows:

Consolidation

As permitted under Regulation S-X and as explained by ASC paragraph 946-810-45-3, the Company will generally not consolidate its investment in a company other than an investment company wholly-owned subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, the Company has consolidated the results of the SPV and Holdings in its consolidated financial statements.

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation by investing primarily in senior secured debt of U.S. middle-market companies with last twelve-month earnings of between $10 million and $50 million, and to a lesser extent, second lien secured debt, subordinated debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s Chief Executive Officer and Chief Financial Officer. The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“Net Income”) and net investment income (“NII”). The CODM utilizes Net Income and NII as the key metrics in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations consist of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and significant segment expenses are listed on accompanying Consolidated Statements of Operations.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2026

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

On October 29, 2025, the Company entered into an Expense Holiday Agreement with the Investment Adviser pursuant to which the Investment Adviser agreed to bear and pay the Company’s organization and offering costs until the Company receives $300.0 million in gross proceeds from the sale of shares, excluding shares purchased by Private Holdings and by the Company’s trustees and officers (the “Reimbursement Hurdle”). The Company has no obligation to reimburse the Investment Adviser for such advanced costs until the Company reaches the Reimbursement Hurdle. Once the Company has met the Reimbursement Hurdle it will record organization and offering costs up to an amount of $1.5 million (the “Organization and Offering Cap”). Organization and offering costs in excess of the Organization and Offering Cap will be borne by the Investment Adviser. For the three and six months ended March 31, 2026, total organization and offering costs paid by the Investment Adviser were $0.1 million and $1.8 million, respectively. For the three and six months ended March 31, 2026, organization and offering costs in excess of the Organization and Offering Cap that are not subject to recoupment by the Investment Adviser were $0.1 million and $0.3 million, respectively. The Company will reimburse the Investment Adviser for any recorded organization and offering costs within 90 days following the later of the second anniversary of the Expense Holiday Agreement’s effective date (the “Second Anniversary Date”) or the Company meeting the Reimbursement Hurdle, or such later date as determined by the Investment Adviser in its sole discretion. The Expense Holiday Agreement was effective as of September 16, 2025. The Investment Adviser may waive its right to receive all or a portion of any such reimbursement payment. See Note 3 for details of the Company’s Expense Holiday Agreement.

Foreign Currency Translation

Our books and records are maintained in U.S. dollars. As of March 31, 2026 and September 30, 2025, the Company held no investments denominated in a foreign currency. Any foreign currency amounts are translated into U.S. dollars on the following basis:

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2026

(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company records interest income on an accrual basis to the extent that the Company expects to collect such amounts. For loans and debt investments with contractual payment-in-kind (“PIK”) interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, the Company will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. The Company does not accrue as a receivable interest on loans and debt investments if the Company has reason to doubt its ability to collect such interest. Loan origination fees, original issue discount, (“OID”), and market discount or premium, which the Company does not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. The Company records prepayment penalties earned on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that the Company expects to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and amendment fees, and are recorded as other investment income when earned. Litigation settlements are accounted for in accordance with the gain contingency provisions of ASC Subtopic 450-30, Gain Contingencies, or ASC 450-30.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of March 31, 2026 and September 30, 2025, the Company had no portfolio company investments on non-accrual status.

Investment Valuations

The Company expects that there may not be readily available market values for many of the investments, which are or will be in its portfolio, and the Company values such investments at fair value as determined in good faith by or under the direction of its board of trustees using a documented valuation policy and a consistently applied valuation process, as described in these financial statements. With respect to investments for which there is no readily available market value, the factors that the board of trustees may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company considers the pricing indicated by the external event to corroborate or revise the valuation of the affected investment. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and the difference may be material. See Note 5.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2026

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

Income Taxes

Prior to November 1, 2025, the Company was classified as partnership for U.S. federal income tax purposes. The Company elected to be classified as a corporation for U.S. federal income tax purposes, effective as of November 1, 2025. As a corporation, the Company generally would be subject to entity-level corporate income tax on its taxable income and gains, regardless of whether the Company makes distributions to its shareholders. However, the Company intends to operate so as to qualify and elect to be treated as a regulated investment company (“RIC”) in accordance with Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) effective with its fiscal and taxable year ending September 30, 2026. The Company intends to qualify annually thereafter as a RIC.

In this regard, the Company accounts for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon its intended qualification and election to be treated as a RIC for U.S federal income tax purposes, the Company typically does not incur any material federal income taxes. However, the Company may choose to retain a portion of its calendar year income, which may result in the imposition of a federal excise tax, or the Company may incur taxes through the Holdings. For the three and six months ended March 31, 2026, the Company recorded a provision for taxes on net investment income of $60,003 and $84,053, respectively, pertaining to federal excise tax.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2026

(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company recognizes the effect of a tax position in its consolidated financial statements in accordance with ASC 740 when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. There were no tax accruals relating to uncertain tax positions and no amounts accrued for any related interest or penalties with respect to the periods presented herein. The Company’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, the Company’s major tax jurisdiction is federal.

For the three and six months ended March 31, 2026, the Company recognized no provision for corporate income taxes and no provision for corporate income taxes was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023 - 09 “Improvements to Income Tax Disclosures” (“ASU 2023 – 09”). ASU 2023 - 09 intends to improve the transparency of income tax disclosures. ASU 2023 - 09 is effective for fiscal years beginning after December 15, 2024. The Company has adopted ASU 2023-09 and concluded that the application of this guidance did not have a material impact on its consolidated financial statements.

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Management Agreement

Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of the Company’s board of trustees, manages the day-to-day operations of and provides investment advisory services to the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components – a base management fee and an incentive fee.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2026

(Unaudited)

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS (continued)

Base Management Fee

The base management fee (“Base Management Fee”) will be calculated at an annual rate of 1.25% of the Company’s average adjusted net assets and is payable quarterly in arrears. For purposes of the Investment Management Agreement, “adjusted net assets” means the Company’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. The Base Management Fee will be calculated based on the average adjusted value of the Company’s net assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the three months ended March 31, 2026, the Company recorded $330,730 of net Base Management Fee expense, which is comprised of gross Base Management Fee of $330,730, net of zero management fees waived by the Investment Adviser. For the six months ended March 31, 2026, the Company recorded $489,727 of net Base Management Fee expense, which is comprised of gross Base Management Fee of $524,416, net of $34,689 management fees waived by the Investment Adviser.

Incentive Fee

The incentive fee has two parts, as follows: the first part is calculated and payable quarterly in arrears based on the Company’s Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance) such as amendment, commitment, origination, structuring, prepayment penalties, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Base Management Fee, any expenses payable under the Administration Agreement, and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred shares, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of one and one-quarter-of-one percent (1.25%) per quarter (five percent (5.00%) annualized). The Company pays the Investment Adviser an incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of one and one-quarter-of-one percent (1.25%) per quarter (five percent (5.00%) annualized), (2) 100% of the Company’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 1.4285% in any calendar quarter (5.7140% annualized) (the Company refers to this portion of the Company’s Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 1.4285%) as the “catch- up,” which is meant to provide the Company’s Investment Adviser with 12.50% of the Company’s Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 1.4285% in any calendar quarter), and (3) 12.50% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 1.4285% in any calendar quarter. These calculations are appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 12.50% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three months ended March 31, 2026, the Company recorded $195,789 of incentive fee expense on the Consolidated Statements of Operations, of which $208,869 is attributable to incentive fee expense on net investment income and $(13,080) is attributable to incentive fee expense on capital gains. For the six months ended March 31, 2026, the Company recorded $268,599 of incentive fee expense on the Consolidated Statements of Operations, of which $268,599 is attributable to incentive fee expense on net investment income and zero is attributable to incentive fee expense on capital gains.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2026

(Unaudited)

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS (continued)

Management Fee Waiver Agreement

The Company entered into a management fee waiver agreement with the Investment Adviser (the “Management Fee Waiver”). The Investment Adviser agreed to fully waive Base Management Fees and Incentive Fees payable to the Investment Adviser under the Investment Management Agreement through October 31, 2025, the date of the Company’s election to be regulated as a BDC under the 1940 Act.

The Base Management Fees and Incentive Fees payable by the Company after the termination of the Management Fee Waiver will be calculated as discussed above. The fees waived pursuant to the Management Fee Waiver are not subject to recoupment by the Investment Adviser.

For the three and six months ended March 31, 2026, the Investment Adviser waived management fees of approximately zero and $34,689, respectively, which is reflected as a reduction of the Base Management Fee in the accompanying Consolidated Statements of Operations.

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

Under the Administration Agreement, the Administrator may be reimbursed by the Company for the costs and expenses to be borne by the Company set forth above to include the costs and expenses allocable with respect to the provision of in-house legal, tax, or other professional advice and/or services to the Company, including performing due diligence on its prospective portfolio companies as deemed appropriate by the Administrator, where such in-house personnel perform services that would be paid by the Company if outside service providers provided the same services, subject to board of trustees’ oversight.

Pursuant to a sub-administration services agreement between the Administrator and State Street (the “Sub-Administration Agreement”), State Street serves as the sub-administrator of the Company and is paid by the Administrator.

For the three and six months ended March 31, 2026, the Company recorded administrative services expenses of $116,220 and $215,192, respectively.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2026

(Unaudited)

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS (continued)

Expense Limitation and Reimbursement Agreement

On October 29, 2025, the Company entered into an Expense Limitation and Reimbursement Agreement, (the “Expense Limitation Agreement”) with the Investment Adviser. Pursuant to the Expense Limitation Agreement, the Investment Adviser has agreed to reimburse expenses of the Company so that certain of the Company’s expenses (the “Specified Expenses”) will not exceed an annual rate of 1.25% of the Company’s net assets (the “Expense Limitation”). The Expense Limitation is calculated based on the average quarterly net assets based on the two most recently completed calendar quarters, and net assets are determined in a manner consistent with the Company’s Registration Statement on Form 10. Reimbursements are paid quarterly in arrears by the Investment Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Investment Adviser or its affiliates. All reimbursement payments are deemed to relate to the earliest unreimbursed payments made by the Investment Adviser to the Company within three years prior to the last business day of the fiscal quarter in which such reimbursement payment obligation is accrued. As of March 31, 2026, the Investment Adviser has covered all Specified Expenses.

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

The Company has agreed to repay the amount reimbursed by the Investment Adviser when and if requested by the Investment Adviser, as promptly as possible, on a quarterly basis, but only if and to the extent that such reimbursement does not cause the Fund’s Specified Expenses plus recoupment to exceed an annual rate of 1.25% of the value of the Company’s net assets (or, if a lower expense limit is in effect, such lower limit) within the 36-month period after the Investment Adviser bears the expense (“Excess Expenses”). Unless renewed by the mutual agreement of the Investment Adviser and the Company, the Expense Limitation Agreement will terminate on September 30, 2026. The Expense Limitation Agreement will also terminate automatically upon the termination of the Investment Management Agreement unless a new investment advisory agreement with the Investment Adviser (or with an affiliate under common control with the Investment Adviser) becomes effective upon such termination.

For the three and six months ended March 31, 2026, the Investment Adviser provided expense support of $0.3 million and $0.7 million to the Company, respectively, all subject to recoupment pursuant to the terms of the Expense Limitation Agreement. For the three and six months ended March 31, 2026, the Company made no recoupment payments to the Investment Adviser.

The following table reflects the Excess Expenses that may be subject to reimbursement pursuant to the Expense Limitation Agreement ($ in thousands):

Quarter Ended	Expense support from the Investment Adviser	Reimbursement Payments to the Investment Adviser	Unreimbursed Expense support	Eligible for Reimbursement Through
December 31, 2025	$343.2	$—	$343.2	December 31, 2028
March 31, 2026	349.7	$—	349.7	March 31, 2029
Total	$692.9	$—	$692.9

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2026

(Unaudited)

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS (continued)

Other Related Party Transactions

The Company, the Investment Adviser and certain other affiliates have been granted an order for exemptive relief by the SEC for the Company to co-invest with other funds managed by the Investment Adviser. If the Company co-invests with other affiliated funds, the Investment Adviser would not receive compensation except to the extent permitted by the exemptive order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.

In connection with investments made by the Company, and subject to applicable law, the Investment Adviser and its affiliates may receive origination, commitment, brokerage and dealing, refinancing and/or other similar fees from portfolio investments in which the Company invests or proposes to invest.

There were no transactions subject to Rule 17a-7 under the 1940 Act during the three and six months ended March 31, 2026.

4. INVESTMENTS

Purchases of investments for the three and six months ended March 31, 2026, totaled $86.9 million and $159.5 million, respectively. Sales and repayments of investments for the same period totaled $0.9 million and $1.1 million, respectively.

Investments and cash and cash equivalents consisted of the following ($ in thousands):

	March 31, 2026
Investment Classification	Cost	Fair Value
First lien	$156,612	$156,464
Equity	1,880	1,907
Total investments	158,492	158,371
Cash and cash equivalents	9,315	9,315
Total investments and cash and cash equivalents	$167,807	$167,686

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2026

(Unaudited)

4. INVESTMENTS (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries ($ in thousands):

	March 31, 2026
Investment Classification	Cost	Fair Value	Fair Value Percentage	Net asset value Percentage
Professional Services	$23,143	$23,072	14.7%	20.8%
Media	21,911	21,818	13.8%	19.6%
Distributors	17,524	17,488	11.0%	15.7%
IT Services	14,666	14,665	9.3%	13.2%
Healthcare Providers & Services	14,401	14,395	9.1%	13.0%
Aerospace & Defense	12,607	12,590	7.9%	11.3%
Diversified Consumer Services	9,926	10,131	6.4%	9.1%
Software	9,802	9,849	6.2%	8.9%
Diversified Financial Services	8,881	8,920	5.6%	8.0%
Auto Components	6,643	6,565	4.1%	6.0%
Road & Rail	4,975	4,950	3.1%	4.5%
Commercial Services & Supplies	4,948	4,944	3.1%	4.5%
Real Estate Management & Development	3,360	3,332	2.1%	3.0%
Automobiles	3,318	3,269	2.1%	2.9%
Leisure Products	2,387	2,383	1.5%	2.1%
Total	$158,492	$158,371	100.0%	142.6%

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

Notes to Consolidated Financial Statements (Continued)

March 31, 2026

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

Our investments are generally structured as floating rate loans, mainly first lien secured debt, but also may include second lien secured debt, subordinated debt and equity investments. The transaction price, excluding transaction costs, is typically the best estimate of fair value at inception. Ongoing reviews by the Investment Adviser and independent valuation firms are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information including comparable transactions, performance multiples and yields, among other factors. These non-public investments valued using unobservable inputs are included in Level 3 of the fair value hierarchy.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities.

In addition to using the above inputs to value cash equivalents and investments, the Company employs the valuation policy approved by the board of trustees that is consistent with ASC 820. Consistent with our valuation policy, the Company evaluates the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2026

(Unaudited)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes ($ in thousands):

Asset Category	Fair value at March 31, 2026	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$149,398	Market Comparable	Market Yield	8.4% - 10.4% (9.2%)
First lien	7,066	Enterprise Market Value	EBITDA multiple	17.4x – 17.4x (17.4x)
Equity	1,907	Enterprise Market Value	EBITDA multiple	7.8x – 10.7x (8.9x)
Total Level 3 investments	$158,371

(1)
The weighted average disclosed in the table above was weighted by its relative fair value.

Our investments and cash and cash equivalents were categorized as follows in the fair value hierarchy for ASC 820 purposes ($ in thousands):

	Fair Value at March 31, 2026
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$156,464	$-	$-	$156,464
Equity	1,907	-	-	1,907
Total investments	158,371	-	-	158,371
Cash equivalents	2,644	2,644	-	-
Total investments and cash equivalents	$161,015	$2,644	$-	$158,371
Credit Facility(1)	$51,030	$-	$51,030	$-

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

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) ($ in thousands):

	For the six months ended March 31, 2026
Description	First lien	Equity	Totals
Beginning Balance	$-	$-	$-
Net change in unrealized appreciation (depreciation)	(148)	27	(121)
Purchases, net discount accretion	157,699	1,880	159,579
Proceeds from sales and repayments of investments	(1,087)	-	(1,087)
Ending Balance	$156,464	1,907	$158,371
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$(148)	$27	$(121)

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which the Company has ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when the Company owns at least 5% but 25% or less of its voting securities and a controlled affiliate generally when the Company owns more than 25% of its voting securities. There were no transactions with affiliates related to our funded investments for the three and six months ended March 31, 2026.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2026

(Unaudited)

7. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings and for other general purposes. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, the Company may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which depends upon the composition of our total assets at quarter-end. The Company may accomplish this in several ways, including purchasing U.S. Treasury bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the credit facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. U.S. Treasury bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2026, the Company had cash and cash equivalents of $9.3 million as shown on the Consolidated Statement of Cash Flows, which consisted of money market funds and non-money market funds in the amounts of $2.6 million and $6.7 million at fair value, respectively. As of September 30, 2025, the Company had cash and cash equivalents of $20.0 million, which consisted of money market funds and non-money market funds in the amounts of zero and $20.0 million at fair value, respectively.

8. DEBT

On October 17, 2025, the Company’s board of trustees approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act). As a result, the asset coverage requirement applicable to the Company for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements.

As of March 31, 2026, the Company had $52.0 million debt and its corresponding asset coverage ratio, as computed in accordance with the 1940 Act, was 314%. As of September 30, 2025, the Company had no outstanding debt and its corresponding asset coverage ratio, as computed in accordance with the 1940 Act, was 0%.

Credit Facility

On October 1, 2025, the SPV entered into a senior secured revolving credit facility with CIBC Bank USA (the “Credit Facility”). Pursuant to the terms of the Credit Facility the revolving period ends October 2, 2028, the maturity date is October 2, 2030 and borrowings are secured by all of the assets held by the SPV.

On March 4, 2026, the Company entered into an amendment to the Credit Facility that increased the total borrowing capacity from $65.0 million to $120.0 million. No other material terms of the Credit Facility were modified as a result of this amendment.

From October 1, 2025 through October 1, 2026, the Credit Facility bears interest at SOFR (or an alternative risk-free floating interest rate index) plus 187.5 basis points (the “Applicable Margin”). After October 1, 2026 and through the revolving period, the Applicable Margin ranges from 187.5 to 200 basis points, depending on utilization. Following the revolving period, the Applicable Margin resets to 212.5 basis points for the remaining two years of the Credit Facility, maturing in October 2, 2030. The Credit Facility is secured by all assets of the SPV. Both the Company and the SPV have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2026

(Unaudited)

8. DEBT (continued)

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires maintenance of the income coverage ratio as well as restrictions on certain payments and issuance of debt. As of March 31, 2026, the SPV had $52.0 million in borrowings outstanding under the Credit Facility and $68.0 million of available borrowing capacity subject to leverage and borrowing base limitations. As of September 30, 2025, the SPV had no outstanding debt. As of March 31, 2026, the Credit Facility had a weighted average interest rate of 5.6%. As of March 31, 2026, the Company was in compliance with the terms of the Credit Facility.

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

Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, the Company may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of March 31, 2026 and September 30, 2025 the Company had $45.2 million and zero in commitments to fund investments, respectively.

Organizational and offering costs of the Company paid by the Investment Adviser will be subject to reimbursement by the Company when such reimbursement is probable. The reimbursement to the Investment Adviser is limited to the Organization and Offering Cap under the Expense Holiday Agreement. Organization and offering costs in excess of the Organization and Offering Cap will be borne by the Investment Adviser and not subject to recoupment. As the Company has not yet met the Reimbursement Hurdle, no such costs have been recorded.

10. NET ASSETS

Change in Net Assets from Operations

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations ($ in thousands, except per share data):

	For the three months ended March 31, 2026	For the six months ended March 31, 2026

Numerator for net increase (decrease) in net assets resulting from operations	$1,249	$1,968
Denominator for basic and diluted weighted average shares	3,940,347	2,956,753
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.32	$0.67

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2026

(Unaudited)

10. NET ASSETS (continued)

Capital Activity

The Company has authority to issue an unlimited number of Common Shares and preferred shares. The following table summarizes total shares issued (including through the Company’s distribution reinvestment plan (“DRIP”)), related amounts and offering price for the share issuances during the six months ended March 31, 2026 ($ in thousands, except per share data):

Share Issuance Date	Shares Issued	Amount	Offering Price
October 31, 2025	1,000,000	$25,000	$25.00
November 3, 2025	481,936	12,070	25.04
December 1, 2025	627,859	15,773	25.12
January 2, 2026	559,375	14,141	25.28
February 2, 2026	602,635	15,300	25.39
March 2, 2026	267,083	6,810	25.50
Total issuance of shares	3,538,888	$89,094

Share Repurchase Program

From time to time, the board of trustees may consider implementing a quarterly share repurchase program to permit shareholders to obtain partial liquidity. If the board of trustees adopts any such share repurchase program, the board of trustees would retain the right to amend, suspend or terminate it at any time, if it deems such action to be in the Company’s best interest and the best interest of the shareholders. The Company intends to conduct any such repurchase offers (also referred to as tender offers) in accordance with the requirements of the 1940 Act and Rule 13e-4 under the Exchange Act. All Common Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Common Shares. During the three and six months ended March 31, 2026, the Company repurchased zero shares, pursuant to its discretionary share repurchase program.

11. DISTRIBUTIONS

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

The Company has adopted an “opt out” DRIP that will provide for reinvestment of its dividends and other distributions (net of applicable withholding tax) on behalf of its shareholders, unless a shareholder elects to receive cash. As a result, if the board of trustees authorizes, and the Company declares, a cash dividend or other distribution, then its shareholders who have not ‘opted out’ of the DRIP will have their cash distribution automatically reinvested in additional Common Shares, rather than receiving a cash distribution.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

March 31, 2026

(Unaudited)

12. FINANCIAL HIGHLIGHTS

Below are the financial highlights for the six months ended March 31, 2026 ($ in thousands, except share and per share data):

No comparative information has been presented as the Company had not commenced investment activity prior to October 1, 2025.

For the six months ended March 31, 2026
Per Share Data:
Net asset value, beginning of period	$25.00
Net investment income (1)	0.71
Net change in realized and unrealized (loss) gain (1)	(0.04)
Net increase (decrease) in net assets resulting from operations (1)	0.67
Accretive (Dilutive) effect of common share issuance	(0.07)
Net asset value, end of period	$25.60
Total return (2)	2.40%
Shares outstanding at end of period	4,338,888
Ratios / Supplemental Data:
Ratio of gross operating expenses to average net assets (3)(4)	4.42%
Ratio of debt related expenses to average net assets (5)	1.91%
Ratio of gross total expenses to average net assets (3)(5)	6.33%
Ratio of net expenses to average net assets (5)(6)	4.33%
Ratio of net investment income to average net assets (5)(6)	5.83%
Net assets at end of period	$111,062
Weighted average debt outstanding	$15,942
Weighted average debt per share (1)	$5.39
Asset coverage per unit (7)	$3,136
Portfolio turnover rate (8)	1.44%

(1)
Based on the weighted average shares outstanding for the six months ended March 31, 2026.
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

On April 1, 2026, the Company issued and sold 331,680 Common Shares for aggregate consideration of $8.5 million.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Trustees of

PennantPark Private Income Fund and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Private Income Fund and its subsidiaries (the Company), including the consolidated schedule of investments as of March 31, 2026, the related consolidated statements of operations and changes in net assets for the three and six-month period ended March 31, 2026, and cash flows for the six-month period ended March 31, 2026, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

May 8, 2026

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
•
our issuance of debt securities and/or preferred stock and the impact of such issuances on the value of our common shares of beneficial interest, par value $0.001 per share (the “Common Shares”) or our net asset value (“NAV”);
•
potential conflicts of interest of our Investment Adviser and Administrator;
•
the potential dilution caused by any future issuances of subscription rights or warrants;
•
the impact of recent financial reform legislation, elevated levels of inflation and uncertainty about any future laws and regulations on our business and our portfolio companies;
•
the investment objectives and decisions advanced by the Board of Trustees (the “Board”) or the Investment Adviser which are not subject to shareholder approval;
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

•
the potential dilution of our Common Shares which may result from issuances of our Common Shares below the then current NAV per share;
•
our allocation of net proceeds from offerings in ways which you may not agree and our inability to invest proceeds from offerings in new investment opportunities, which could negatively affect our financial performance;
•
tax liabilities resulting from reinvestments in our Common Shares or from receiving our stock as a distribution;
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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates” and similar expressions to identify forward-looking statements. You should not place undue reliance on the forward-looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” and elsewhere in this Report.

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

Under the Investment Advisory Management Agreement, which was reapproved by the Board in May 2026, the Investment Adviser, subject to the overall supervision of the Board, manages the day-to-day operations of and provides investment advisory services to the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components: a base management fee and an incentive fee. Under the Administration Agreement, which was reapproved by the Board in May 2026, the Company has agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of compensation and related expenses of the Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The Company’s Chief Financial Officer is the Chief Financial Officer of the Administrator.

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

We execute our investment strategy directly and through our wholly-owned subsidiaries. The term “subsidiary” means entities that primarily engage in investment activities in securities or other assets and are wholly-owned by us. The Company does not intend to create or acquire primary control of any entity which primarily engages in investment activities of securities or other assets other than entities wholly-owned by the Company. The subsidiaries comply with the provisions of Section 18 of the 1940 Act governing capital structure and leverage on an aggregate basis with the Company. Our subsidiaries comply with the provisions of Section 17 of the 1940 Act related to affiliated transactions and custody. To the extent that the Company forms a subsidiary advised by an investment adviser other than the Investment Adviser, the investment adviser to such subsidiaries will comply with the provisions of the 1940 Act relating to investment advisory contracts, including but not limited to, Section 15 of the 1940 Act, as if it were an investment adviser to the Company under Section 2(a)(20) of the 1940 Act.

Our investment activities are managed by the Investment Adviser. Under our Investment Advisory Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted net assets as well as an incentive fee based on our investment performance. We have also entered into an Administration Agreement with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, Corporate Counsel and their respective staffs. The Board, a majority of whom are independent of us and the Investment Adviser, provides overall supervision of our activities, and the Investment Adviser supervises our day-to-day activities.

Our term is perpetual. While we may consider providing liquidity in the future through a listing of our Common Shares on a national securities exchange or a merger of the Company with a company listed on such an exchange, which could include an affiliate of the Investment Adviser (in either case, a “Listing”), we do not currently intend to undertake a Listing, and we will not be obligated to effect a Listing or other liquidity event at any time.

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
•
the cost of effecting sales and repurchases of shares of our Common Shares and other securities;
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
•
fees and expenses associated with retaining subscription platforms for the sale of Common Shares;
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

Private Offering of Our Common Shares

We have offered and intend to continue to offer and sell Common Shares in a private placement in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act (the “Private Offering”). Investors who acquire Common Shares in our private placement are required to complete, execute and deliver a subscription agreement (a “Subscription Agreement”), and related documentation, which include customary representations and warranties, certain covenants and restrictions and indemnification provisions. Additionally, such investors could be required to provide due diligence information for compliance with certain legal requirements. We could, from time to time, engage placement or distribution agents and incur placement or distribution fees or sales commissions in connection with the private placement of our Common Shares in certain jurisdictions outside the United States. The cost of any such placement or distribution fees could be borne by an affiliate of the Investment Adviser. We will not incur any such fees or commissions if our net proceeds received upon a sale of our Common Shares after such costs would be less than the net asset value per share of our Common Shares.

Following our election to be regulated as a BDC, we commenced holding monthly closings for the Private Offering, in connection with which we will issue Common Shares to investors for immediate cash investment. Such monthly closings are and will be conducted in reliance on exemptions from the registration requirements of the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act.

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2026, our portfolio totaled $158.4 million and consisted of $156.5 million of first lien secured debt and $1.9 million of preferred and common equity. Our debt portfolio consisted of approximately 100% variable-rate investments. As of March 31, 2026, we had no portfolio companies on a non-accrual status. As of March 31, 2026, the portfolio had net unrealized depreciation of $0.1 million. Our overall portfolio consisted of 35 companies with an average investment size of $4.5 million and had a weighted average yield on debt investments of 9.2%, and was invested 98.8% in first lien secured debt.

For the three months ended March 31, 2026, we invested $86.9 million in 14 new and 10 existing portfolio companies at a weighted average yield on debt investments of 9.2%. For the three months ended March 31, 2026, sales and repayments of investments totaled $0.9 million.

As of September 30, 2025, the Company had not commenced investment activity.

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
(4)
The audit committee of our Board will review the valuations of the independent valuation firms on a quarterly basis, periodically assess the valuation methodologies of the independent valuation firms, and responds to and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and
(5)
Our Board discusses these valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our Investment Adviser, the respective independent valuation firms and the audit committee.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, such as our Credit Facility are classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

On December 3, 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards of directors can satisfy their valuation obligations and requires, among other things, the boards of directors to assess periodically material valuation risks and take steps to manage those risks. The rule also permits boards of directors, subject to board oversight and certain other conditions, to designate the fund’s investment adviser to perform fair value determinations. The new rule went into effect on March 8, 2021 and had a compliance date of September 8, 2022. While the Board has not elected to designate the Investment Adviser as the valuation designee as of the date of this report, we have adopted certain revisions to our valuation policies and procedures in order to comply with the applicable requirements of Rule 2a-5 under the 1940 Act.

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

Federal Income Taxes

Prior to November 1, 2025, we were classified as a partnership for U.S. federal income tax purposes. We elected to be classified as a corporation for U.S. federal income tax purposes, effective as of November 1, 2025. As a corporation, we generally would be subject to entity-level corporate income tax on our taxable income and gains, regardless of whether we make distributions to our shareholders. However, we intend to elect to be treated, and to qualify annually to maintain our election to be treated, as a RIC under Subchapter M of the Code. To qualify and maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for U.S. federal income tax purposes to our shareholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of our taxable net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2026.

Investment Income

For the three months ended March 31, 2026, investment income was $2.5 million, which was all attributable to first lien secured debt. The increase in investment income for the three months ended March 31, 2026, was primarily due to the increase in the size of our investment portfolio.

For the six months ended March 31, 2026, investment income was $3.6 million, which was all attributable to first lien secured debt. The increase in investment income for the six months ended March 31, 2026, was primarily due to the increase in the size of our investment portfolio.

Expenses

For the three months ended March 31, 2026, net expenses totaled $1.0 million and were comprised of: $0.4 million of debt related interest and expenses, $0.3 million of base management fees, $0.1 million of professional fees, $0.2 million of performance-based incentive fees, $0.2 million of general and administrative expenses and $0.1 million of taxes offset by $0.4 million of Investment Adviser expense support. The increase in expenses for the three months ended March 31, 2026, was primarily due to debt related interest and expenses and base management fees.

For the six months ended March 31, 2026, expenses totaled $1.5 million and were comprised of: $0.7 million of debt related interest and expenses, $0.5 million of base management fees, $0.4 million of professional fees, $0.3 million of performance-based incentive fees, $0.3 million of general and administrative expenses and $0.1 million of taxes offset by $0.7 million of Investment Adviser expense support and management fee waivers. The increase in expenses for the six months ended March 31, 2026, was primarily due to debt related interest and expenses, base management fees and professional fees.

Net Investment Income

For the three and six months ended March 31, 2026, net investment income totaled $1.5 million or $0.37 per share and $2.1 million or $0.71 per share, respectively. The increase in net investment income for the three and six months ended March 31, 2026, was primarily due to an increase in investment income partially offset by an increase in expenses.

Net Realized Gains or Losses

For the three and six months ended March 31, 2026, net realized gains (losses) totaled $0 and $0, respectively.

Unrealized Appreciation or Depreciation on Investments and Debt

For the three and six months ended March 31, 2026, we reported net change in unrealized appreciation (depreciation) on investments of $(0.2) million and $(0.1) million, respectively. As of March 31, 2026, our net unrealized appreciation (depreciation) on investments totaled $(0.1) million. The net change in unrealized appreciation (depreciation) on our investments was primarily due to the operating performance of the portfolio companies within our portfolio, changes in the capital market conditions of our investments and realization of investments.

Net Change in Net Assets Resulting from Operations

For the three and six months ended March 31, 2026, net increase (decrease) in net assets resulting from operations totaled $1.2 million or $0.32 per share and $2.0 million or $0.67 per share, respectively. The net increase or (decrease) from operations for the three and six months ended March 31, 2026, was primarily due to operating performance of our portfolio and changes in capital market conditions of our investments along with change in size and cost yield of our debt portfolio and costs of financing.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including income earned on our investments, proceeds from investment sales and repayments, and proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of March 31, 2026 in accordance with the 1940 Act, we were only allowed to borrow amounts such that we were in compliance with a 150% asset coverage ratio requirement after such borrowing.

On October 17, 2025, the Board approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act). As a result, the asset coverage requirement applicable to the Company for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of March 31, 2026, the Company had $52.0 million outstanding borrowing under the Credit Facility and its corresponding asset coverage ratio, as computed in accordance with the 1940 Act, was 314%.

On October 1, 2025, PPIF SPV entered into a senior secured revolving credit facility with CIBC Bank USA (the “Credit Facility”). Pursuant to the terms of the Credit Facility the revolving period ends on October 2, 2028, the maturity date is October 2, 2030 and borrowings are secured by all of the assets held by SPV.

On March 4, 2026, the Company entered into an amendment to the Credit Facility that increased the total borrowing capacity from $65.0 million to $120.0 million. No other material terms of the Credit Facility were modified as a result of this amendment.

From October 1, 2025 through October 1, 2026, the Credit Facility bears interest at SOFR (or an alternative risk-free floating interest rate index) plus 187.5 basis points (the “Applicable Margin”). After October 1, 2026 and through the revolving period ending in October 2, 2028, the Applicable Margin will range from 187.5 to 200 basis points, depending on utilization. Following the revolving period, the Applicable Margin will reset to 212.5 basis points for the remaining two years, maturing in October 2, 2030. The Credit Facility is secured by all assets of SPV. Both the Company and SPV have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires maintenance of the income coverage ratio as well as restrictions on certain payments and issuance of debt. As of March 31, 2026, we were in compliance with the covenants relating to our Credit Facility.

We may raise equity or debt capital through both registered offerings pursuant to our shelf registration statement and private offerings of securities, securitizing a portion of our investments among other considerations or mergers and acquisitions. Furthermore, the Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

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

The Investment Adviser’s services under our Investment Advisory Management Agreement are not exclusive, and it is free to furnish similar services, without the prior approval of our shareholders or our Board, to other entities so long as its services to us are not impaired. Our Board monitors for any potential conflicts that may arise upon such a development. For providing these services, the Investment Adviser receives a fee from us, consisting of two components – a base management fee and an incentive fee.

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

As of March 31, 2026, we had cash and cash equivalents of $9.3 million available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

For the six months ended March 31, 2026, our operating activities used cash of $150.7 million and our financing activities provided cash of $140.0 million. Our operating activities used cash primarily raised in our Private Offering, investment activities and borrowings under our Credit Facility provided cash.

Off-Balance Sheet Arrangements

We currently engage in no off-balance sheet arrangements other than our funding requirements for the unfunded investments described above.

Capital Activity

The Company has authority to issue an unlimited number of common shares and preferred shares. The following table summarizes total shares issued (including through the Company’s distribution reinvestment plan (“DRIP”)), related amounts and offering price for the share issuances during the six months ended March 31, 2026 ($ in thousands, except per share data):

Share Issuance Date	Shares Issued	Amount	Offering Price
October 31, 2025	1,000,000	$25,000	$25.00
November 3, 2025	481,936	12,070	25.04
December 1, 2025	627,859	15,773	25.12
January 2, 2026	559,375	14,141	25.28
February 2, 2026	602,635	15,300	25.39
March 2, 2026	267,083	6,810	25.50
Total issuance of shares	3,538,888	$89,094

Distributions

To the extent that we have income available, we intend to make periodic distributions to our shareholders. Our distributions, if any, are determined by the Board. Any distributions to our shareholders will be declared out of assets legally available for distribution.

We intend to elect to be treated, and to qualify annually, as a RIC under Subchapter M of the Code. To maintain our RIC qualification, we must, among other requirements, distribute dividends for U.S. federal income tax purposes to our shareholders in respect of each taxable year of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid. In addition, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions, we will be subject to a 4% nondeductible U.S. federal excise tax on the undistributed amount.

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

Unless you elect to receive your distributions in cash, we intend to make such distributions (net of applicable withholding tax) in additional Common Shares under our DRIP. Although distributions paid in the form of additional Common Shares will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in our DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. If you hold Common Shares in the name of a broker or financial intermediary, you should contact such broker or financial intermediary regarding your election to receive distributions in cash in lieu of Common Shares.

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

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2026 our debt portfolio consisted of approximately 100% variable-rate investments. Variable-rate loans are usually based on the secured overnight funding rate (or an alternative risk-free floating interest rate index) and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regard to variable-rate instruments with a floor, the Company does not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, the Company’s cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 3%	$(2,730)	$(0.63)
Down 2%	(2,111)	(0.49)
Down 1%	(1,056)	(0.24)
Up 1%	1,056	0.24
Up 2%	2,111	0.49
Up 3%	3,167	0.73

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

We may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate the Company against adverse changes in interest rates and foreign currencies, they may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to the Company’s portfolio of investments with fixed interest rates or investments denominated in foreign currencies. During the periods covered by this Report, we did not engage in interest rate hedging activities or foreign currency-derivatives hedging activity.

Item 4. Controls and Procedures

As of the period ended March 31,2026, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Neither us, our Investment Adviser nor our Administrator, is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our Investment Adviser or Administrator. From time to time, we, our Investment Adviser or Administrator, may be a party to certain legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these and any future legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed under the heading “Risk Factors” in the registration statement on Form 10 (the “Registration Statement”) filed with the SEC on December 5, 2025. Except as set forth herein, there have been no material changes to the risk factors previously disclosed in the Registration Statement. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Middle East Conflict

The ongoing conflicts in the Middle East, including the involvement of the United States, Iran and other countries, as well as political and civil unrest related to the foregoing, could have severe adverse effects on regional and global economic markets. It is difficult to predict the conflicts’ impact on global and market conditions and, as a result, there is material uncertainty and risk with respect to us and our portfolio companies, and our ability and the ability of the portfolio companies to achieve their investment objectives.

We may be subject to risks related to investments in companies in the software industry

The software industry can be significantly affected by intense competition, aggressive pricing, technological innovations, and product obsolescence. Companies in the software industry are subject to significant competitive pressures, such as aggressive pricing, new market entrants, competition for market share, short product cycles due to an accelerated rate of technological developments and the potential for limited earnings and/or falling profit margins. These companies also face the risks that new services, equipment or technologies will not be accepted by consumers and businesses or will become rapidly obsolete. These factors can affect the profitability of these companies and, as a result, the value of their securities. Also, patent protection is integral to the success of many companies in this industry, and profitability can be affected materially by, among other things, the cost of obtaining (or failing to obtain) patent approvals, the cost of litigating patent infringement and the loss of patent protection for products (which significantly increases pricing pressures and can materially reduce profitability with respect to such products) . In addition, many software companies have limited operating histories. Prices of these companies' securities historically have been more volatile than other securities, especially over the short term.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have entered into subscription agreements with investors (“Subscription Agreements”) and expect to enter into additional Subscription Agreements with additional investors in connection with our Private Offering, pursuant to which we have issued and sold, and expect to continue to issue and sell Common Shares in reliance on the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. We have relied, in part, upon representations from each participating investor in the relevant Subscription Agreements that such investor is an “accredited investor” as defined in Regulation D under the Securities Act.

In addition, on March 2, 2026, the Company issued and sold 267,083 of the Company’s Common Shares (with the final number of Common Shares issued being determined on March 17, 2026) pursuant to subscription agreements entered into with the participating investors for aggregate consideration of approximately $6,810,000.

The offer and sale of the Common Shares were conducted in connection with the Company’s continuous private offering of Common Shares (the “Private Offering”) in reliance on the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The Company relied, in part, upon representations from each participating investor in the relevant subscription agreement that such investor is an “accredited investor” as defined in Regulation D under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Disclosure

None of the officers or trustees of the Company have adopted or terminated any Rule 10b5-1 trading arrangements applicable to them (if any) or the Company.

Side Letter Agreements

While the Investment Adviser may from time to time enter into letter agreements with certain investors in the Company, the Company confirms that (i) no such side letters have or will have the effect of creating different investment terms in the Company and primarily will address administrative, tax and other operational matters applicable to investors and (ii) neither the Company nor the Investment Adviser has entered or will enter into side letters with shareholders relating to their investment in the Company that contravene applicable law, including the 1940 Act and the Investment Advisers Act of 1940, as amended.

Item 6. Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56787) filed on October 10, 2025).

3.2	Certificate of Amendment to the Certificate of Trust (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on February 13, 2026).

3.3	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed on February 13, 2026).

3.4	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (File No. 000-56787) filed on October 10, 2025).

10.1

Amendment No. 1 to Loan and Security Agreement, dated as of March 4, 2026, by and among PennantPark Investment Advisers, LLC, a Delaware limited liability company, as the collateral manager, PennantPark Private Income Fund SPV LLC, a Delaware limited liability company, as the borrower, the lenders party hereto, CIBC Bank USA, as the administrative agent and Western Alliance Trust Company, National Association, not in its individual capacity but as the collateral agent and as the document custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2026).

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

PENNANTPARK PRIVATE INCOME FUND

Date: May 8, 2026	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Trustees (Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)