Form 10-Q
period 2026-06-30
PennantPark Private Income Fund
filed 2026-08-10
CIK 2089126

We will test at 6:00 am ET.pass

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Share, par value $0.001 per	N/A	N/A

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

The number of shares of the registrant’s common shares, $0.001 par value per share, outstanding as of August 10, 2026 was 4,840,525.

PENNANTPARK PRIVATE INCOME FUND

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

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

PennantPark Private Income Fund and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

(Unaudited)

Item 1. Consolidated Financial Statements

	June 30, 2026	September 30, 2025
	unaudited
Assets
Non-Controlled, non-affiliated investments at fair value (amortized cost—$233,101 and $0, respectively)	$232,706	$—
Cash (cost—$7,877 and $20,000, respectively)	7,877	20,000
Cash equivalents (cost—$2,167 and $0, respectively)	2,167	—
Receivable from Investment Adviser	656	—
Interest receivable	356	—
Other assets	132	—
Total assets	243,894	20,000

Liabilities
Credit Facility, net (unamortized deferred financing costs of $1,388 and $0, respectively)	117,612	—
Interest payable	647	—
Accrued expenses	456	—
Base management fee payable	385	—
Incentive fee payable	412	—
Due to affiliate	61	—
Total liabilities	119,573	—

Commitments and contingencies (see Note 9)

Net assets
Common share, unlimited shares authorized, 4,809,383 and 800,000 shares issued and outstanding, respectively
Par value $0.001 per share	5	—
Paid-in capital in excess of par value	121,163	20,000
Accumulated earnings	3,153	—
Total net assets	$124,321	$20,000
Total liabilities and net assets	$243,894	$20,000

Net asset value per share	$25.85	$25.00

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended	Nine months ended
	June 30, 2026 (1)	June 30, 2026 (1)
Investment income:
Interest	$4,740	$8,257
Other income	198	290
Total investment income	4,938	8,547

Expenses:
Interest and expense on credit facility	1,320	1,998
Incentive fees	412	681
Base management fees	385	909
Administrative services expenses	311	526
Professional fees	214	572
General and administrative expenses	131	251
Expenses before provision for taxes	2,773	4,937
Provision for taxes on net investment income	(60)	24
Total expenses	2,713	4,961
Expenses support from the Investment Adviser (Note 3)	(656)	(1,349)
Base management fee waiver (Note 3)	-	(35)
Net expenses	2,057	3,577
Net investment income	2,881	4,970

Realized and unrealized gain (loss) on investments:
Net change in unrealized appreciation (depreciation) on investments	(274)	(395)
Net realized and unrealized gain (loss) on investments	(274)	(395)

Net increase (decrease) in net assets resulting from operations	$2,607	$4,575
Net increase (decrease) in net assets resulting from operations per common share (See Note 10)	$0.55	$1.29

(1) No comparative information has been presented for the three and nine months period ended June 30, 2026 as the Company had not commenced investment activity prior to October 1, 2025.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands, except share issue data)

(Unaudited)

	Three months ended	Nine months ended
	June 30, 2026 (1)	June 30, 2026 (1)
Net increase (decrease) in net assets resulting from operations:
Net investment income	$2,881	$4,970
Net change in unrealized appreciation (depreciation) on investments	(274)	(395)
Net increase (decrease) in net assets resulting from operations	2,607	4,575

Capital activities
Common shares issued pursuant to dividend reinvestment plan	465	465
Common shares issued	11,609	100,703
Distribution of net investment income	(1,422)	(1,422)
Net increase (decrease) in net assets	13,259	104,321

Net assets:
Beginning of period	111,062	20,000
End of period	$124,321	$124,321

Capital share activity:
Common shares outstanding at beginning of period	4,338,888	800,000
Common shares distributed pursuant to dividend reinvestment plan	18,017	18,017
Common shares issued	452,478	3,991,366
Common shares outstanding at end of period	4,809,383	4,809,383

(1) No comparative information has been presented for the three and nine months period ended June 30, 2026 as the Company had not commenced investment activity prior to October 1, 2025.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Consolidated Statement of Cash Flows

(in thousands, except share issue data)

(Unaudited)

Nine months ended
June 30, 2026 (1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$4,575
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	395
Purchases of investments	(243,902)
Proceeds from sales and repayments of investments	10,971
Accretion of discount on investments	(170)
Amortization of deferred financing costs	136
(Increase)/Decrease in:
Receivable from Investment Adviser	(656)
Interest receivable	(356)
Other assets	(132)
Increase/(Decrease) in:
Interest payable	647
Accrued expenses	456
Base management fees payable	385
Incentive fees payable	412
Due to affiliate	61
Net cash provided by (used in) operating activities	(227,178)

Cash flows from financing activities:
Borrowings under Credit Facility	225,500
Repayments under Credit Facility	(106,500)
Capitalized borrowing costs	(1,524)
Distributions paid in cash to shareholders, net of reinvestment of distributions	(957)
Proceeds from common shares issued	100,703
Net cash provided by (used in) financing activities	217,222
Net increase (decrease) in cash and cash equivalents	(9,956)

Cash and cash equivalents, beginning of period	20,000
Cash and cash equivalents, end of period	$10,044

Supplemental disclosure
Interest paid	$1,215
Common shares issued pursuant to dividend reinvestment plan during the period	$465
Taxes paid	$24

No comparative information has been presented for the three and nine months period ended June 30, 2026 as the Company had not commenced investment activity prior to October 1, 2025.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Consolidated Schedule of Investments

June 30, 2026

(in thousands, except share data)

(Unaudited)

					Basis Point
				Current	Spread	Par /		Fair
Issuer Name	Acquisition	Maturity	Industry	Coupon	Above Index (1)	Shares	Cost	Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies - 187.2% (3)(4)
First Lien Secured Debt - 184.8% of Net Assets
Aphix Buyer, Inc (8)	10/2/2025	7/17/2031	Commercial Services & Supplies	8.39%	1M SOFR + 475	8,200	$8,211	$8,200
Aphix Buyer, Inc - Delayed Draw Term Loan (8)	5/14/2026	7/17/2031	Commercial Services & Supplies	8.39%	3M SOFR + 475	379	380	379
APT Opco, LLC (8)	10/31/2025	9/30/2031	Healthcare Providers & Services	8.23%	3M SOFR + 450	4,963	4,957	4,963
Arcfield Acquisition Corp. (8)	12/15/2025	10/28/2031	Aerospace & Defense	8.66%	3M SOFR + 500	3,834	3,826	3,834
Arcfield Acquisition Corp. - Unfunded Revolver (5)(6)	12/15/2025	10/28/2031	Aerospace & Defense	-	-	580	-	-
Archer Lewis, LLC (8)	10/2/2025	8/28/2029	Diversified Financial Services	9.49%	3M SOFR + 575	1,128	1,116	1,097
Argano, LLC (8)	10/2/2025	9/13/2029	IT Services	9.18%	1M SOFR + 550	1,456	1,440	1,441
Argano, LLC - Delayed Draw Term Loan (5)(6)	12/3/2025	9/13/2029	IT Services	9.13%	1M SOFR + 550	2,380	2,380	2,320
Argano, LLC - Unfunded Delayed Draw Term Loan (5)(6)	12/3/2025	9/13/2029	IT Services	-	-	3,653	-	-
Best Practice Associates LLC (8)	5/14/2026	11/8/2029	Aerospace & Defense	10.39%	1M SOFR + 675	7,067	7,064	6,961
Beta Plus Technologies, Inc (8)	1/2/2026	7/2/2029	Software	9.48%	3M SOFR + 575	9,948	9,765	9,848
BLC Holding Company, Inc (8)	3/31/2026	11/20/2030	Professional Services	8.23%	3M SOFR + 450	1,992	1,982	1,992
BLC Holding Company, Inc - Delayed Draw Term Loan (8)	3/31/2026	11/20/2030	Professional Services	8.23%	3M SOFR + 450	2,651	2,653	2,651
Bluebird Parent, Inc. (8)	6/12/2026	6/14/2032	Professional Services	8.91%	3M SOFR + 525	5,626	5,591	5,591
Bluebird Parent, Inc. - Unfunded Delayed Draw Term Loan (5)(6)	6/12/2026	6/14/2032	Professional Services	-	-	1,038	-	-
Bluebird Parent, Inc. - Revolver (5)(6)	6/12/2026	6/14/2032	Professional Services	8.95%	-	69	69	69
Bluebird Parent, Inc. - Unfunded Revolver (5)(6)	6/12/2026	6/14/2032	Professional Services	-	-	623	-	-
By Light Professional IT Services LLC (8)	10/1/2025	7/15/2031	IT Services	9.14%	1M SOFR + 550	2,993	2,983	2,948
Cartessa Aesthetics, LLC (8)	3/9/2026	6/14/2028	Distributors	9.48%	3M SOFR + 600	6,975	6,991	6,975
CTC Purchaser, LLC (8)	5/18/2026	5/16/2031	Distributors	9.40%	3M SOFR + 575	2,911	2,882	2,852
CTC Purchaser, LLC - Unfunded Delayed Draw Term Loan (5)(6)	5/18/2026	5/16/2031	Distributors	-	-	3,319	-	(66)
CTC Purchaser, LLC - Revolver (5)(6)	5/18/2026	5/16/2031	Distributors	9.41%	3M SOFR + 575	398	398	398
CTC Purchaser, LLC - Unfunded Revolver (5)(6)	5/18/2026	5/16/2031	Distributors	-	-	597	-	-
Duggal Acquisition, LLC (8)	10/31/2025	9/30/2030	Professional Services	8.73%	3M SOFR + 475	3,705	3,663	3,705
Duggal Acquisition, LLC - Delayed Draw Term Loan (6)	10/31/2025	9/30/2030	Professional Services	8.42%	3M SOFR + 475	49	49	49
Duggal Acquisition, LLC - Unfunded Delayed Draw Term Loan (5)(6)	10/31/2025	9/30/2030	Professional Services	-	-	50	-	-
Duggal Acquisition, LLC - Unfunded Revolver (5)(6)	10/31/2025	9/30/2030	Professional Services	-	-	100	-	-
Elektrik App, Inc (8)	5/29/2026	5/29/2032	Electronic Equipment, Instruments, and Components	9.12%	3M SOFR + 550	1,601	1,585	1,585
Elektrik App, Inc - Revolver (5)(6)	5/29/2026	5/29/2032	Electronic Equipment, Instruments, and Components	9.12%	3M SOFR + 550	99	99	99
Elektrik App, Inc - Unfunded Revolver (5)(6)	5/29/2026	5/29/2032	Electronic Equipment, Instruments, and Components	-	-	728	-	-
Galt Newco, LLC (8)	3/27/2026	3/29/2032	Aerospace & Defense	8.92%	3M SOFR + 550	5,547	5,514	5,513
Galt Newco, LLC - Unfunded Revolver (5)(6)	3/27/2026	3/29/2032	Aerospace & Defense	-	-	1,415	-	(9)
Halo Buyer Inc. (8)	5/22/2026	8/7/2029	Consumer Products	9.64%	1M SOFR + 600	7,462	7,480	7,425
Hanley Wood LLC - Delayed Draw Term Loan (8)	10/2/2025	5/10/2027	Media	9.49%	3M SOFR + 575	458	458	458
Harris & Co, LLC (8)	10/2/2025	8/9/2030	Diversified Financial Services	8.90%	1M SOFR + 500	2,487	2,466	2,487
Harris & Co, LLC (8)	3/9/2026	8/9/2030	Diversified Financial Services	8.90%	3M SOFR + 500	5,223	5,199	5,223
Harvest Group Topco Buyer, LLC	3/2/2026	3/2/2032	Media	8.39%	3M SOFR + 475	9,383	9,337	9,335
Harvest Group Topco Buyer, LLC - Delayed Draw Term Loan (8)	3/2/2026	3/2/2032	Media	8.39%	1M SOFR + 475	1,540	1,540	1,533
Harvest Group Topco Buyer, LLC - Unfunded Revolver (5)(6)	3/2/2026	3/2/2032	Media	-	-	1,232	-	(6)
Highwire Public Relations, LLC (8)	1/12/2026	1/13/2031	Professional Services	8.73%	3M SOFR + 500	9,808	9,757	9,709
Highwire Public Relations, LLC - Unfunded Delayed Draw Term Loan (5)(6)	1/12/2026	1/13/2031	Professional Services	-	-	2,019	-	(20)
Highwire Public Relations, LLC - Unfunded Revolver (5)(6)	1/12/2026	1/13/2031	Professional Services	-	-	673	-	(7)
Hills Distribution, Inc. (8)	12/5/2025	11/8/2029	Distributors	9.18%	1M SOFR + 550	2,910	2,897	2,910
Hills Distribution, Inc. - Delayed Draw Term Loan (5)(6)	12/5/2025	11/8/2029	Distributors	9.23%	3M SOFR + 550	1,365	1,365	1,365
Hills Distribution, Inc. - Unfunded Delayed Draw Term Loan (5)(6)	12/5/2025	11/8/2029	Distributors	-	-	5,708	-	-
Integrity Health Purchaser, LLC	2/2/2026	2/2/2032	Healthcare Providers & Services	9.67%	3M SOFR + 600	2,488	2,464	2,488
Integrity Health Purchaser, LLC - Unfunded Revolver (5)(6)	2/2/2026	2/2/2032	Healthcare Providers & Services	-	-	500	-	-
Loving Tan Intermediate II Inc (8)	5/14/2026	5/31/2028	Personal Products	8.91%	3M SOFR + 500	4,623	4,612	4,600
Loving Tan Intermediate II Inc - Delayed Draw Term Loan (8)	5/14/2026	5/26/2028	Personal Products	8.91%	3M SOFR + 525	2,806	2,799	2,792
Marketplace Events Acquisition, LLC - Delayed Draw Term Loan (8)	3/9/2026	12/20/2030	Media	8.99%	3M SOFR + 525	4,325	4,335	4,325
Marwood Group Buyer, LLC (8)	4/1/2026	4/1/2032	Healthcare Providers & Services	8.17%	3M SOFR + 450	2,576	2,563	2,563
Marwood Group Buyer, LLC - Unfunded Delayed Draw Term Loan (5)(6)	4/1/2026	4/1/2032	Healthcare Providers & Services	-	-	7,830	-	(39)
Marwood Group Buyer, LLC - Unfunded Revolver (5)(6)	4/1/2026	4/1/2032	Healthcare Providers & Services	-	-	1,957	-	(10)
Medina Health, LLC (8)	4/14/2026	4/19/2030	Healthcare Providers & Services	9.98%	3M SOFR + 625	3,896	3,883	3,896
Medina Health, LLC - Delayed Draw Term Loan (5)(6)	4/14/2026	4/19/2030	Healthcare Providers & Services	9.98%	3M SOFR + 625	1,600	1,594	1,600
Medina Health, LLC - Unfunded Delayed Draw Term Loan (5)(6)	4/14/2026	4/19/2030	Healthcare Providers & Services	-	-	2,503	-	-
MES Intermediate, Inc. (8)	11/21/2025	10/1/2027	Distributors	8.73%	3M SOFR + 500	7,878	7,861	7,878
MES Intermediate, Inc. - Delayed Draw Term Loan (8)	5/18/2026	10/1/2027	Distributors	8.73%	3M SOFR + 500	494	495	494
MES Intermediate, Inc. - Delayed Draw Term Loan (8)	5/18/2026	10/1/2027	Distributors	8.73%	3M SOFR + 500	1,092	1,094	1,092
Municipal Emergency Services, Inc. - Unfunded Revolver (5)(6)	11/21/2025	10/1/2027	Distributors	-	-	356	-	-
North American Rail Solutions LLC (8)	10/31/2025	8/29/2031	Road & Rail	8.48%	3M SOFR + 475	4,963	4,963	4,888
Paving Lessor Corp. (8)	10/2/2025	7/1/2031	Commercial Services & Supplies	8.98%	3M SOFR + 525	2,463	2,457	2,463
PCS Midco, Inc. - Unfunded Delayed Draw Term Loan (5)(6)	3/25/2026	3/1/2030	Diversified Financial Services	-	-	1,734	-	-
PD Tri-State Holdco, LLC (8)	10/14/2025	10/14/2030	Diversified Consumer Services	8.98%	3M SOFR + 525	2,985	2,962	3,027
PD Tri-State Holdco, LLC - Unfunded Delayed Draw Term Loan (5)(6)	10/14/2025	10/14/2030	Diversified Consumer Services	-	-	4,182	-	59
PD Tri-State Holdco, LLC - Unfunded Revolver (5)(6)	10/14/2025	10/14/2030	Diversified Consumer Services	-	-	279	-	-
Penta Group, LLC (8)	10/14/2025	7/31/2031	Professional Services	8.14%	3M SOFR + 450	4,975	4,975	4,925
Podean Buyer, LLC (8)	2/25/2026	8/4/2031	Media	9.74%	3M SOFR + 600	7,491	7,406	7,491
Podean Buyer, LLC - Delayed Draw Term Loan (5)(6)	2/25/2026	8/4/2031	Media	9.70%	3M SOFR + 600	5,333	5,333	5,333
Puget Collision, LLC (8)	10/3/2025	10/3/2030	Automobiles	8.48%	3M SOFR + 475	8,616	8,580	8,485
Puget Collision, LLC - Delayed Draw Term Loan (6)	10/3/2025	10/3/2030	Automobiles	8.49%	3M SOFR + 475	1,684	1,684	1,633
Puget Collision, LLC - Unfunded Delayed Draw Term Loan (5)(6)	10/3/2025	10/3/2030	Automobiles	-	-	1,699	-	-
Puget Collision, LLC - Revolver (5)(6)	10/3/2025	10/3/2030	Automobiles	8.48%	3M SOFR + 475	362	362	355
Puget Collision, LLC - Unfunded Revolver (5)(6)	10/3/2025	10/3/2030	Automobiles	-	-	90	-	-
Rancho Health MSO, Inc. (8)	11/26/2025	6/20/2029	Healthcare Providers & Services	8.69%	1M SOFR + 500	2,979	2,969	2,979
Real Life Intermediate Holdings, LLC (8)	1/16/2026	1/16/2031	Real Estate Management & Development	8.67%	3M SOFR + 500	2,602	2,578	2,583
Real Life Intermediate Holdings, LLC - Unfunded Delayed Draw Term Loan (5)(6)	1/16/2026	1/16/2031	Real Estate Management & Development	-	-	4,446	-	(33)
Real Life Intermediate Holdings, LLC - Unfunded Revolver (5)(6)	1/16/2026	1/16/2031	Real Estate Management & Development	-	-	445	-	(3)
RTIC Subsidiary Holdings, LLC (8)	10/2/2025	5/3/2029	Leisure Products	9.42%	3M SOFR + 575	2,413	2,383	2,401
Sabel Systems Technology Solutions, LLC (8)	10/31/2025	10/31/2030	IT Services	9.64%	1M SOFR + 600	9,226	9,138	9,225
Sabel Systems Technology Solutions, LLC - Unfunded Revolver (5)(6)	12/19/2025	10/31/2030	IT Services	-	-	704	-	-
SCP Clinical Research Intermediate Holdings, LLC (8)	1/2/2026	1/2/2032	Healthcare Providers & Services	8.39%	3M SOFR + 475	2,598	2,586	2,585
SCP Clinical Research Intermediate Holdings, LLC - Delayed Draw Term Loan (6)	1/2/2026	1/2/2032	Healthcare Providers & Services	8.39%	3M SOFR + 475	1,335	1,335	1,316
SCP Clinical Research Intermediate Holdings, LLC - Unfunded Delayed Draw Term Loan (5)(6)	1/2/2026	1/2/2032	Healthcare Providers & Services	-	-	2,469	-	-
SCP Clinical Research Intermediate Holdings, LLC - Unfunded Revolver (5)(6)	1/2/2026	1/2/2032	Healthcare Providers & Services	-	-	1,088	-	(5)
Sigma Defense Systems, LLC (8)	3/9/2026	12/18/2027	Aerospace & Defense	10.13%	3M SOFR + 625	4,474	4,446	4,429
Systems Planning and Analysis, Inc - Delayed Draw Term Loan (8)	5/18/2026	8/16/2027	Aerospace & Defense	8.48%	3M SOFR + 475	7,052	7,049	7,034
Systems Planning and Analysis, Inc - Delayed Draw Term Loan (8)	5/18/2026	8/16/2027	Aerospace & Defense	8.48%	3M SOFR + 475	441	441	440
The Vertex Companies, Inc. (8)	5/14/2026	8/31/2028	Construction & Engineering	8.74%	1M SOFR + 500	180	180	179
The Vertex Companies, Inc - Delayed Draw Term Loan (8)	5/14/2026	8/31/2028	Construction & Engineering	8.61%	3M SOFR + 500	6,408	6,387	6,344
TransGo, LLC (8)	3/10/2026	12/29/2028	Auto Components	8.89%	1M SOFR + 525	6,245	6,220	6,198
TransGo, LLC - Unfunded Revolver (5)(6)	3/10/2026	12/29/2028	Auto Components	-	-	768	-	(6)
Total First Lien Secured Debt							$230,231	$229,811

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Consolidated Schedule of Investments

June 30, 2026

(in thousands, except share data)

(Unaudited)

					Basis Point
				Current	Spread	Par /		Fair
Issuer Name	Acquisition	Maturity	Industry	Coupon	Above Index (1)	Shares	Cost	Value (2)
Subordinated debt - 0.1% of Net Assets
Puget Collision, LLC	5/8/2026	4/3/2031	Automobiles	20.75%	Prime + 1400	82	81	81
Total Subordinated debt							$81	$81

Equity Securities - 2.3% of Net Assets
Advantage Distribution (CTC Equity)	5/18/2026		Business Services			220,183	$275	$275
Elektrik App, Inc	5/29/2026		Electronic Equipment, Instruments, and Components			71,429	71	71
GALT Intermediate, LLC - Class A-2 Common Equity (9)	3/27/2026		Aerospace & Defense			524	524	524
Harvest Group Common Equity	3/2/2026		Media			321	-	-
Harvest Group Preferred Equity	3/2/2026		Media			321	321	314
Integrity Health Intermediate Common Equity (9)	2/2/2026		Healthcare Providers & Services			50,000	500	537
Marwood Group Equity	4/1/2026		Healthcare Providers & Services			137,363	137	137
Puget Collisions Equity	5/8/2026		Automobiles			11	41	42
Real Life Intermediate, LLC Common Equity	1/16/2026		Real Estate Management & Development			520,713	776	770
TBG Acquisitions, Inc	6/12/2026		Professional Services			144	144	144
Total Equity Securities							$2,789	$2,814
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies (7)(10)							$233,101	$232,706

Cash Equivalents - 1.7% of Net Assets
State Street Institutional U.S. Government Money Market Fund-class GVMXX, 3.58%(11)						2,167	$2,167	$2,167
Total Cash Equivalents							$2,167	$2,167

Cash - 6.3% of Net Assets
Cash						7,877	$7,877	$7,877
Total Cash							$7,877	$7,877

Total Investments, Cash Equivalents and Cash - 195.1% of Net Assets							$243,145	$242,750
Liabilities in Excess of Other Assets - (95.1)% of Net Assets								(118,429)
Net Assets - 100%								$124,321

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
(7)
As of June 30, 2026, 100% of investments were in U.S. companies and total cost, fair value, and percentage of Net Assets for the U.S companies were $233.1 million, $232.7 million, and 187.2%.
(8)
Investment is held through our SPV.
(9)
Investment is held through Holdings.
(10)
All of our investments are not registered under the 1933 Act and have restrictions on resale.
(11)
Rate disclosed is the seven day effective yield as of June 30, 2026.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2026

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

The Company has offered and intends to continue to offer and sell its common shares ("Common Shares") in a private placement in the United States under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act (the “Private Offering”). Investors who acquire shares in our private placement are required to complete, execute and deliver a subscription agreement (a “Subscription Agreement”), and related documentation, which include customary representations and warranties, certain covenants and restrictions and indemnification provisions.

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2026

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

June 30, 2026

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

On October 29, 2025, the Company entered into an Expense Holiday Agreement (the “Expense Holiday Agreement”) with the Investment Adviser. Pursuant to the Expense Holiday agreement, the Investment Adviser agreed to bear and pay the Company’s organization and offering costs until the Company receives $300.0 million in gross proceeds from the sale of shares, excluding shares purchased by Private Holdings and by the Company’s trustees and officers (the “Reimbursement Hurdle”). The Company has no obligation to reimburse the Investment Adviser for such advanced costs until the Company reaches the Reimbursement Hurdle. Once the Company has met the Reimbursement Hurdle it will record organization and offering costs up to an amount of $1.5 million (the “Organization and Offering Cap”). Organization and offering costs in excess of the Organization and Offering Cap will be borne by the Investment Adviser. For the three and nine months ended June 30, 2026, total organization and offering costs paid by the Investment Adviser were zero and $1.8 million, respectively. For the three and nine months ended June 30, 2026, the cumulative organization and offering costs in excess of the Organization and Offering Cap that are not subject to recoupment by the Investment Adviser were $0.3 million and $0.3 million, respectively. The Company will reimburse the Investment Adviser for any recorded organization and offering costs within 90 days following the later of the second anniversary of the Expense Holiday Agreement’s effective date (the “Second Anniversary Date”) or the Company meeting the Reimbursement Hurdle, or such later date as determined by the Investment Adviser in its sole discretion. The Expense Holiday Agreement became effective on October 29, 2025, and replaced a predecessor expense holiday agreement with PPIA as the Company’s prior investment adviser that was effective as of September 16, 2025. The Investment Adviser may waive its right to receive all or a portion of any such reimbursement payment. See Note 3 for details of the Company’s Expense Holiday Agreement.

Foreign Currency Translation

Our books and records are maintained in U.S. dollars. As of June 30, 2026 and September 30, 2025, the Company held no investments denominated in a foreign currency. Any foreign currency amounts are translated into U.S. dollars on the following basis:

1.
Fair value of investment securities, other assets and liabilities – at the exchange rates prevailing at the end of the applicable period; and
2.
Purchases and sales of investment securities, income and expenses – at the exchange rates prevailing on the respective dates of such transactions.

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations due to changes in foreign exchange rates on investments, other assets and debt from the fluctuations arising from changes in the fair values of investments and liabilities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments and liabilities.

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2026

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

The Company records interest income on an accrual basis to the extent that the Company expects to collect such amounts. For loans and debt investments with contractual payment-in-kind (“PIK”) interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, the Company will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. The Company does not accrue as a receivable interest on loans and debt investments if the Company has reason to doubt its ability to collect such interest. Loan origination fees, original issue discount (“OID”), and market discount or premium, which the Company does not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. The Company records prepayment penalties earned on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that the Company expects to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and amendment fees, and are recorded as other investment income when earned. Litigation settlements are accounted for in accordance with the gain contingency provisions of ASC Subtopic 450-30, Gain Contingencies, or ASC 450-30.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of June 30, 2026 and September 30, 2025, the Company had no portfolio company investments on non-accrual status.

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

June 30, 2026

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

In this regard, the Company accounts for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon its intended qualification and election to be treated as a RIC for U.S federal income tax purposes, the Company typically does not incur any material federal income taxes. However, the Company may choose to retain a portion of its calendar year income, which may result in the imposition of a federal excise tax, or the Company may incur taxes through the Holdings. For the three and nine months ended June 30, 2026, the Company recorded a provision for taxes on net investment income of $(60,003) and $24,050, respectively, pertaining to federal excise tax.

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2026

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

For the three and nine months ended June 30, 2026, the Company recognized no provision for corporate income taxes and no provision for corporate income taxes was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments.

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

June 30, 2026

(Unaudited)

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS (continued)

Base Management Fee

The base management fee (“Base Management Fee”) will be calculated at an annual rate of 1.25% of the Company’s average adjusted net assets and is payable quarterly in arrears. For purposes of the Investment Management Agreement, “adjusted net assets” means the Company’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. The Base Management Fee will be calculated based on the average adjusted value of the Company’s net assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the three months ended June 30, 2026, the Company recorded $384,569 of Base Management Fee expense. For the nine months ended June 30, 2026, the Company recorded $874,296 of net Base Management Fee expense, which is comprised of gross Base Management Fee of $908,985, net of $34,689 management fees waived by the Investment Adviser.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 12.50% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three months ended June 30, 2026, the Company recorded $411,516 of incentive fee expense on the Consolidated Statements of Operations, of which $411,516 is attributable to incentive fee expense on net investment income and zero is attributable to incentive fee expense on capital gains. For the nine months ended June 30, 2026, the Company recorded $680,115 of incentive fee expense on the Consolidated Statements of Operations, of which $680,115 is attributable to incentive fee expense on net investment income and zero is attributable to incentive fee expense on capital gains.

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2026

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

For the three and nine months ended June 30, 2026, the Investment Adviser waived management fees of approximately zero and $34,689, respectively, which is reflected as a reduction of the Base Management Fee in the accompanying Consolidated Statements of Operations.

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

For the three and nine months ended June 30, 2026, the Company recorded administrative services expenses of $310,568 and $525,760, respectively.

Expense Limitation and Reimbursement Agreement

On October 29, 2025, the Company entered into an Expense Limitation and Reimbursement Agreement, (the “Expense Limitation Agreement”) with the Investment Adviser. Pursuant to the Expense Limitation Agreement, the Investment Adviser has agreed to reimburse expenses of the Company so that certain of the Company’s expenses (the “ELA Expenses”) will not exceed an annual rate of 1.25% of the Company’s net assets (the “Expense Limitation”). The Expense Limitation is calculated based on the average quarterly net assets on the two most recently completed calendar quarters, and net assets are determined in a manner consistent with the Company’s Registration Statement on Form 10. Reimbursements are paid quarterly in arrears by the Investment Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Investment Adviser or its affiliates. All reimbursement payments by the Company are deemed to relate to the earliest unreimbursed payments made by the Investment Adviser to the Company within three years prior to the last business day of the fiscal quarter in which such reimbursement payment obligation is accrued. As of June 30, 2026, the Investment Adviser has covered all ELA Expenses.

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2026

(Unaudited)

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS (continued)

ELA Expenses is defined to include all expenses incurred in the business of the Company, including organizational costs, with the exception of (i) the Base Management Fee, (ii) the incentive fee, (iii) brokerage costs, (iv) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (v) taxes, (vi) extraordinary expenses (as determined in the sole discretion of the Investment Adviser), and (vii) the indirect costs of investing in other investment companies including private funds that rely on Section 3(c)(1) or Section 3(c)(7) of the 1940 Act (to the extent applicable).

The Company has agreed to repay the amount reimbursed by the Investment Adviser when and if requested by the Investment Adviser, as promptly as possible, on a quarterly basis, but only if and to the extent that such reimbursement does not cause the Company’s ELA Expenses plus recoupment to exceed an annual rate of 1.25% of the value of the Company’s net assets (or, if a lower expense limit is in effect, such lower limit) within the 36-month period after the Investment Adviser bears the expense (“Excess Expenses”).

For the three and nine months ended June 30, 2026, the Investment Adviser provided expense support of zero and $0.7 million to the Company, respectively. The Investment Adviser agreed to fully waive all expense support provided to the Company pursuant to the Expense Limitation Agreement in amount equal to $0.7 million (the “Specified Amounts”), which are subject to reimbursement pursuant to the terms of the Expense Limitation Agreement. The Investment Adviser hereby irrevocably waives its right to reimbursement of all of the Specified Amounts.

Effective June 29, 2026, the Expense Limitation Agreement was terminated and superseded by the Amended and Restated Expense Support and Conditional Reimbursement agreement as described below.

Expense Support and Conditional Reimbursement Agreement

On June 29, 2026, the Company entered into an Amended and Restated Expense Support and Conditional Reimbursement agreement (the “Expense Support Agreement”) with the Investment Adviser. The Expense Support Agreement replaced and superseded the Expense Limitation Agreement. The purpose of the Expense Support Agreement was to reflect the Investment Adviser’s intention to provide broader expense support to the Company instead of providing a set limitation on the Company’s expenses.

Pursuant to the Expense Support Agreement, the Investment Adviser may elect to pay some or all of the Specified Expenses of the Company on the Company’s behalf (each such payment, an “Expense Payment”). The Company’s right to receive an Expense Payment shall automatically be an asset of the Company on the last business day of the applicable calendar quarter in which the Investment Adviser commits to make such Expense Payment. Any Expense Payment that the Investment Adviser has committed to pay shall be paid by the Investment Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Investment Adviser or its affiliates.

For purposes of this Expense Support Agreement, “Specified Expenses” is defined as the Company’s costs and expenses other than: (i) the Base Management Fee (as defined in the Investment Advisory Management Agreement), (ii) Incentive Fee (as defined in the Investment Advisory Management Agreement), (iii) brokerage costs, (iv) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company or any of its subsidiaries, including, without limitation, any financing charges in connection with any repurchase agreement or similar type transaction), (v) taxes, (vi) extraordinary expenses (as determined in the sole discretion of the Investment Adviser), (vii) any Organization and Offering Expenses (as defined in the Expense Holiday Agreement), and (viii) the indirect costs of investing in other investment companies including private funds that rely on Section 3(c)(1) or 3(c)(7) of the Investment Company Act (to the extent applicable).

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2026

(Unaudited)

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS (continued)

Expense Support and Conditional Reimbursement Agreement (continued)

Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, as applicable, to the Investment Adviser until such time as all Expense Payments made by the Investment Adviser to the Company within three years prior to the last business day of such calendar quarter shall have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” For purposes of this Expense Support Agreement, “Available Operating Funds” means the sum of (i) the Company’s net investment income as determined under U.S. Generally Accepted Accounting Principles, and (ii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (ii) are not included under clause (i) above).

The amount of the Reimbursement Payment for any calendar quarter shall equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Investment Adviser to the Company within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by the Company to the Investment Adviser; provided that the Investment Adviser may defer its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, in which case such deferred amount shall remain unreimbursed Expense Payments eligible for reimbursement in future quarters pursuant to the terms of this Expense Support Agreement (each such deferred amount, a “Deferred Reimbursement Payment”).

Commencing upon the later of (x) the Company receiving $185,000,000 in gross proceeds from the sale of its Common Shares (whether occurring before or after the termination of the Agreement), excluding shares purchased by the Investment Adviser or its affiliates and by the Company’s directors and officers and (y) September 16, 2027, the Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Investment Adviser has waived or deferred its right to receive such payment for the applicable quarter. The Reimbursement Payment for any calendar quarter shall be paid by the Company to the Investment Adviser in any combination of cash or other immediately available funds as promptly as possible following such calendar quarter and in no event later than forty-five (45) days after the end of such calendar quarter.

All Reimbursement Payments hereunder shall be deemed to relate to the earliest unreimbursed Expense Payments made by the Investment Adviser to the Company within three years prior to the last business day of the calendar quarter in which such Reimbursement Payment obligation is accrued.

For the avoidance of doubt, no separate calculation, reimbursement obligation or settlement shall be required under the Expense Limitation Agreement with respect to the period from April 1, 2026 through and including May 1, 2026, and any Specified Expenses of the Company attributable to that period shall be taken into account solely under, and in accordance with, the Expense Payment and Reimbursement Payment framework of the Expense Support Agreement for the calendar quarter ending June 30, 2026.

The Expense Support Agreement will automatically terminate on September 30, 2027. The Expense Support Agreement may be terminated, without the payment of any penalty, by the Company at any time, with or without notice. The Expense Support Agreement will also automatically terminate upon (i) the termination of the Investment Management Agreement unless a new investment management agreement with the Investment Adviser (or with an affiliate under common control with the Investment Adviser) becomes effective upon such termination, (ii) the board of trustees' determination to dissolve or liquidate the Company or (iii) the quotation or listing of the Company's securities on a national securities exchange (including through an initial public offering), or certain other liquidity transactions described in the Expense Support Agreement. Any Reimbursement Payments that have not been paid by the Company to the Investment Adviser will remain the Company's obligation following any such termination, subject to the terms of the Expense Support Agreement.

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2026

(Unaudited)

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS (continued)

Expense Support and Conditional Reimbursement Agreement (continued)

For the three and nine months ended June 30, 2026, the Investment Adviser provided expense support of $0.7 million and $0.7 million to the Company, respectively, all subject to recoupment pursuant to the terms of the Expense Support Agreement. For the three and nine months ended June 30, 2026, the Company made no Reimbursement Payments to the Investment Adviser. As of June 30, 2026 and September 30, 2025, the Company had a receivable from the Investment Adviser related to expenses to be paid by the Investment Adviser of $0.7 million and $0, respectively, presented as receivable from Investment Adviser on the consolidated statements of assets and liabilities.

The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement ($ in thousands):

Quarter Ended	ESA Expense support from the Investment Adviser	Reimbursement Payments to the Investment Adviser	Unreimbursed Expense support	Eligible for Reimbursement Through
June 30, 2026	$656.4	$-	$656.4	June 30, 2029
Total	$656.4	$-	$656.4

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

As of June 30, 2026 and September 30, 2025, the Company had a payable to the Investment Adviser of $60,754 and zero, respectively, presented as due to affiliate on the consolidated statements of assets and liabilities. These amounts represent expenses incurred on behalf of the Company pursuant to the Investment Management Agreement.

There were no transactions subject to Rule 17a-7 under the 1940 Act during the three and nine months ended June 30, 2026.

4. INVESTMENTS

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2026

(Unaudited)

Purchases of investments for the three and nine months ended June 30, 2026, totaled $84.5 million and $243.9 million, respectively. Sales and repayments of investments for the same period totaled $9.9 million and $10.9 million, respectively.

Investments and cash and cash equivalents consisted of the following ($ in thousands):

	June 30, 2026
Investment Classification	Cost	Fair Value
First lien	$230,231	$229,811
Subordinated debt	81	81
Equity	2,789	2,814
Total investments	233,101	232,706
Cash and cash equivalents	10,044	10,044
Total investments and cash and cash equivalents	$243,145	$242,750

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries ($ in thousands):

	June 30, 2026
Investment Classification	Cost	Fair Value	Fair Value Percentage	Net Asset value Percentage
Professional Services	$28,883	$28,808	12.4%	23.3%
Media	28,730	28,783	12.4%	23.2%
Aerospace & Defense	28,864	28,726	12.3%	23.1%
Distributors	23,983	23,898	10.3%	19.2%
Healthcare Providers & Services	22,988	23,010	9.9%	18.5%
IT Services	15,941	15,934	6.8%	12.8%
Commercial Services & Supplies	11,048	11,042	4.7%	8.9%
Automobiles	10,748	10,596	4.6%	8.5%
Software	9,765	9,848	4.2%	7.9%
Diversified Financial Services	8,781	8,807	3.8%	7.1%
Consumer Products	7,480	7,425	3.2%	6.0%
Personal Products	7,411	7,392	3.2%	5.9%
Construction & Engineering	6,567	6,523	2.8%	5.2%
Auto Components	6,220	6,192	2.7%	5.0%
Road & Rail	4,963	4,888	2.1%	3.9%
Real Estate Management & Development	3,354	3,317	1.4%	2.7%
Diversified Consumer Services	2,962	3,086	1.3%	2.5%
Leisure Products	2,383	2,401	1.0%	1.9%
Electronic Equipment, Instruments, and Components	1,755	1,755	0.8%	1.4%
Business Services	275	275	0.1%	0.2%
Total	$233,101	$232,706	100.0%	187.2%

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

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2026

(Unaudited)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2026

(Unaudited)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes ($ in thousands):

Asset Category	Fair value at June 30, 2026	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$229,811	Market Comparable	Market Yield	8.4% - 11.9% (9.6%)
Subordinated debt	81	Market Comparable	Market Yield	16.4% – 16.4% (16.4%)
Equity	2,814	Enterprise Market Value	EBITDA Multiple	6.0x – 13.3x (10.3x)
Total Level 3 investments	$232,706

(1)
The weighted average disclosed in the table above was weighted by its relative fair value.

Our investments and cash and cash equivalents were categorized as follows in the fair value hierarchy for ASC 820 purposes ($ in thousands):

	Fair Value at June 30, 2026
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$229,811	$-	$-	$229,811
Subordinated debt	81	-	-	81
Equity	2,814	-	-	2,814
Total investments	232,706	-	-	232,706
Cash equivalents	2,167	2,167	-	-
Total investments and cash equivalents	$234,873	$2,167	$-	$232,706
Credit Facility(1)	$117,612	$-	$117,612	$-

(1)
The Company elected not to apply the fair value option allowed by ASC 825-10 to the Credit Facility and thus the balance reported in the Consolidated Statements of Assets and Liabilities represents the carrying value, which approximates the fair value.

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2026

(Unaudited)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) ($ in thousands):

	For the nine months ended June 30, 2026
Description	First lien	Subordinated debt	Equity	Totals
Beginning Balance	$-	$-	$-	$-
Net change in unrealized appreciation (depreciation)	(420)	-	25	(395)
Purchases, net discount accretion	241,202	81	2,789	244,072
Proceeds from sales and repayments of investments	(10,971)	-	-	(10,971)
Ending Balance	$229,811	$81	2,814	$232,706
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$(420)	$—	$25	$(395)

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which the Company has ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when the Company owns at least 5% but 25% or less of its voting securities and a controlled affiliate generally when the Company owns more than 25% of its voting securities. There were no transactions with affiliates related to our funded investments for the three and nine months ended June 30, 2026.

7. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings and for other general purposes. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, the Company may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which depends upon the composition of our total assets at quarter-end. The Company may accomplish this in several ways, including purchasing U.S. Treasury bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the credit facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. U.S. Treasury bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2026, the Company had cash and cash equivalents of $10.0 million as shown on the Consolidated Statement of Cash Flows, which consisted of money market funds and non-money market funds in the amounts of $2.1 million and $7.9 million at fair value, respectively. As of September 30, 2025, the Company had cash and cash equivalents of $20.0 million, which consisted of money market funds and non-money market funds in the amounts of zero and $20.0 million at fair value, respectively.

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

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2026

(Unaudited)

8. DEBT (continued)

As of June 30, 2026, the Company had $119.0 million debt and its corresponding asset coverage ratio, as computed in accordance with the 1940 Act, was 204.5%. As of September 30, 2025, the Company had no outstanding debt and its corresponding asset coverage ratio, as computed in accordance with the 1940 Act, was 0%.

Credit Facility

On October 1, 2025, the SPV entered into a senior secured revolving credit facility with CIBC Bank USA (the “Credit Facility”). Pursuant to the terms of the Credit Facility the revolving period ends October 2, 2028, the maturity date is October 2, 2030 and borrowings are secured by all of the assets held by the SPV.

On March 4, 2026, the SPV entered into an amendment to the Credit Facility that increased the total borrowing capacity from $65.0 million to $120.0 million. No other material terms of the Credit Facility were modified as a result of this amendment.

On June 5, 2026, the SPV entered into an amendment to the Credit Facility that increased the total borrowing capacity from $120.0 million to $200.0 million. No other material terms of the Credit Facility were modified as a result of this amendment.

From October 1, 2025 through October 1, 2026, the Credit Facility bears interest at SOFR (or an alternative risk-free floating interest rate index) plus 187.5 basis points (the “Applicable Margin”). After October 1, 2026 and through the revolving period ending on October 2, 2028, the Applicable Margin ranges from 187.5 to 200 basis points, depending on utilization. Following the revolving period, the Applicable Margin resets to 212.5 basis points for the remaining two years of the Credit Facility, maturing on October 2, 2030. The Credit Facility is secured by all assets of the SPV. Both the Company and the SPV have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires maintenance of the income coverage ratio as well as restrictions on certain payments and issuance of debt. As of June 30, 2026, the SPV had $119.0 million in borrowings outstanding under the Credit Facility and $81.0 million of available borrowing capacity subject to leverage and borrowing base limitations. As of September 30, 2025, the SPV had no outstanding debt. As of June 30, 2026, the Credit Facility had a weighted average interest rate of 5.6%. As of June 30, 2026, the Company was in compliance with the terms of the Credit Facility.

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

Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, the Company may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of June 30, 2026 and September 30, 2025, the Company had $52.8 million and zero in commitments to fund investments, respectively.

9. COMMITMENTS AND CONTINGENCIES (continued)

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2026

(Unaudited)

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

10. NET ASSETS

Change in Net Assets from Operations

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations ($ in thousands, except per share data):

	For the three months ended June 30, 2026	For the nine months ended June 30, 2026
Numerator for net increase (decrease) in net assets resulting from operations	$2,607	$4,575
Denominator for basic and diluted weighted average shares	4,717,295	3,543,600
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.55	$1.29

Capital Activity

The Company has authority to issue an unlimited number of Common Shares and preferred shares. The following table summarizes total shares issued (including through the Company’s distribution reinvestment plan (“DRIP”)), related amounts and offering price for the share issuances during the three and nine months ended June 30, 2026 ($ in thousands, except per share data):

Share Issuance Date	Shares Issued	Amount	Offering Price
October 2025	1,000,000	$25,000	$25.00
November 2025	481,936	12,070	25.04
December 2025	627,859	15,773	25.12
January 2026	559,375	14,141	25.28
February 2026	602,635	15,300	25.39
March 2026	267,083	6,810	25.50
April 2026	331,680	8,490	25.60
May 2026 (1)	18,816	485	25.78
June 2026 (1)	119,999	3,099	25.82
Total issuance of shares	4,009,383	$101,168

(1)
Includes Common Shares issued to shareholders participating in the Company’s DRIP.

Share Repurchase Program

From time to time, the board of trustees may consider implementing a quarterly share repurchase program to permit shareholders to obtain partial liquidity. If the board of trustees adopts any such share repurchase program, the board of trustees would retain the right to amend, suspend or terminate it at any time, if it deems such action to be in the Company’s best interest and the best interest of the shareholders. The Company intends to conduct any such repurchase offers (also referred to as tender offers) in accordance with the requirements of the 1940 Act and Rule 13e-4 under the Exchange Act. All Common Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Common Shares. As of June 30, 2026, the board of trustees has not implemented a quarterly share repurchase program.

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2026

(Unaudited)

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

The following table summarizes total distributions declared (including through the Company’s distribution reinvestment plan (“DRIP”)) during the three and nine months ended June 30, 2026 ($ in thousands, except per share data):

Record date	Payment date	Distribution per Share	Distribution
May 22, 2026	May 28, 2026	$0.15	$702
June 22, 2026	June 29, 2026	$0.15	$720

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2026

(Unaudited)

12. FINANCIAL HIGHLIGHTS

Below are the financial highlights for the nine months ended June 30, 2026 ($ in thousands, except share and per share data):

No comparative information has been presented as the Company had not commenced investment activity prior to October 1, 2025.

Nine months ended June 30, 2026
Per Share Data:
Net asset value, beginning of period	$25.00
Net investment income (1)	1.40
Net change in realized and unrealized (loss) gain (1)	(0.11)
Net increase (decrease) in net assets resulting from operations (1)	1.29
Distribution of net investment income (1)(2)	(0.40)
Accretive (Dilutive) effect of common share issuance	(0.04)
Net asset value, end of period	$25.85
Total return (3)	4.60%
Shares outstanding at end of period	4,809,383
Ratios / Supplemental Data:
Ratio of gross operating expenses to average net assets (4)(5)	4.58%
Ratio of debt related expenses to average net assets (6)	3.09%
Ratio of gross total expenses to average net assets (4)(6)	7.67%
Ratio of net expenses to average net assets (6)(7)	5.54%
Ratio of net investment income to average net assets (6)(7)	7.67%
Net assets at end of period	$124,321
Weighted average debt outstanding	$38,515
Weighted average debt per share (1)	$10.87
Asset coverage per unit (8)	$2,045
Portfolio turnover rate (9)	9.54%

(1)
Based on the weighted average shares outstanding for the nine months ended June 30, 2026.
(2)
The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)
Based on the change in net asset value per share during the period and assumes distributions, if any, are reinvested. Total return is not annualized for periods less than one year.
(4)
Ratios are annualized excluding one-time costs, which are not annualized. Excludes the effect of expense support payments (reimbursements) and management fee waivers, if any.
(5)
Excludes interest and expenses on Credit Facility, which are annualized.
(6)
Includes interest and expenses on Credit Facility, which are annualized.
(7)
Ratios are annualized excluding one-time costs, which are not annualized. Includes the effect of expense support payments (reimbursements) and management fee waivers, if any.
(8)
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
(9)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

PennantPark Private Income Fund and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

June 30, 2026

(Unaudited)

13. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. The Company has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements, other than as set forth below.

On July 1, 2026, the Company issued and sold 31,142 Common Shares for aggregate consideration of $0.8 million.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Trustees of

PennantPark Private Income Fund and Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Private Income Fund and Subsidiaries (the “Company”), including the consolidated schedule of investments as of June 30, 2026, the related consolidated statements of operations and changes in net assets for the three and nine-month periods ended June 30, 2026, and cash flows for the nine-month periods ended June 30, 2026, and the related notes to the consolidated financial statements (collectively referred to as the “interim financial information or financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of assets and liabilities of the Company, as of September 30, 2025; and in our report dated November 25, 2025, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of September 30, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

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

August 10, 2026

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

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured debt of U.S. middle-market companies with last twelve-month earnings of between $10 million and $50 million. We seek to create a carefully constructed portfolio that includes primarily senior secured debt of middle-market companies in the United States with last twelve-months earnings of between $10 million and $50 million. Under normal circumstances, we expect that a majority of our portfolio will consist of senior first lien loans. We will also selectively invest in second lien secured debt, subordinated debt, and equity of private companies.

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
•
expenses incurred by the Investment Adviser payable to third parties, including agents, consultants or other advisors, in monitoring our financial and legal affairs for the Company and in monitoring the Company’s investments; and performing due diligence (including related legal expenses) on its prospective portfolio companies and expenses related to unsuccessful portfolio acquisition efforts;
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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2026, our portfolio totaled $232.7 million and consisted of $229.8 million of first lien secured debt, $0.1 million of subordinated debt and $2.8 million of preferred and common equity. Our debt portfolio consisted of approximately 100% variable-rate investments. As of June 30, 2026, we had no portfolio companies on a non-accrual status. As of June 30, 2026, the portfolio had net unrealized depreciation of $0.4 million. Our overall portfolio consisted of 43 companies with an average investment size of $5.4 million and had a weighted average yield on debt investments of 9.0%, and was invested 98.8% in first lien secured debt.

For the three months ended June 30, 2026, we invested $84.5 million in 12 new and 12 existing portfolio companies at a weighted average yield on debt investments of 9.2%. For the three months ended June 30, 2026, sales and repayments of investments totaled $9.9 million.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount (“OID”), market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and amendment fees, and are recorded as other investment income when earned.

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

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, we do not isolate that portion of the results of operations due to changes in foreign exchange rates on investments, other assets and debt from the fluctuations arising from changes in the fair values of investments and liabilities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments and liabilities.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2026.

Investment Income

For the three months ended June 30, 2026, investment income was $4.9 million, which was all attributable to first lien secured debt. The increase in investment income for the three months ended June 30, 2026, was primarily due to the increase in the size of our investment portfolio.

For the nine months ended June 30, 2026, investment income was $8.6 million, which was all attributable to first lien secured debt. The increase in investment income for the nine months ended June 30, 2026, was primarily due to the increase in the size of our investment portfolio.

Expenses

For the three months ended June 30, 2026, net expenses totaled $2.1 million and were comprised of: $1.3 million of debt related interest and expenses, $0.4 million of base management fees, $0.4 million of performance-based incentive fees, $0.4 million of general and administrative expenses, $0.2 million of professional fees and $(0.1) million of taxes offset by $(0.7) million of Investment Adviser expense support. The increase in expenses for the three months ended June 30, 2026, was primarily due to debt related interest and expenses, base management fees and performance-based incentive fees.

For the nine months ended June 30, 2026, expenses totaled $3.6 million and were comprised of: $2.0 million of debt related interest and expenses, $0.9 million of base management fees, $0.7 million of performance-based incentive fees, $0.8 million of general and administrative expenses, $0.6 million of professional fees offset by $(1.3) million of Investment Adviser expense support and management fee waivers. The increase in expenses for the nine months ended June 30, 2026, was primarily due to debt related interest and expenses, base management fees and performance-based incentive fees.

Net Investment Income

For the three and nine months ended June 30, 2026, net investment income totaled $2.9 million or $0.61 per share and $5.0 million or $1.40 per share, respectively. The increase in net investment income for the three and nine months ended June 30, 2026, was primarily due to an increase in investment income partially offset by an increase in expenses.

Net Realized Gains or Losses

For the three and nine months ended June 30, 2026, net realized gains (losses) totaled $0 and $0, respectively.

Unrealized Appreciation or Depreciation on Investments and Debt

For the three and nine months ended June 30, 2026, we reported net change in unrealized appreciation (depreciation) on investments of $(0.3) million and $(0.4) million, respectively. As of June 30, 2026, our net unrealized appreciation (depreciation) on investments totaled $(0.4) million. The net change in unrealized appreciation (depreciation) on our investments was primarily due to the operating performance of the portfolio companies within our portfolio, changes in the capital market conditions of our investments and realization of investments.

Net Change in Net Assets Resulting from Operations

For the three and nine months ended June 30, 2026, net increase (decrease) in net assets resulting from operations totaled $2.6 million or $0.55 per share and $4.6 million or $1.29 per share, respectively. The net increase or (decrease) from operations for the three and nine months ended June 30, 2026, was primarily due to operating performance of our portfolio and changes in capital market conditions of our investments along with change in size and cost yield of our debt portfolio and costs of financing.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including income earned on our investments, proceeds from investment sales and repayments, and proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of June 30, 2026 in accordance with the 1940 Act, we were only allowed to borrow amounts such that we were in compliance with a 150% asset coverage ratio requirement after such borrowing.

On October 17, 2025, the Board approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act). As a result, the asset coverage requirement applicable to the Company for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of June 30, 2026, the Company had $119.0 million outstanding borrowing under the Credit Facility and its corresponding asset coverage ratio, as computed in accordance with the 1940 Act, was 204.5%.

On October 1, 2025, SPV entered into a senior secured revolving credit facility with CIBC Bank USA (the “Credit Facility”). Pursuant to the terms of the Credit Facility the revolving period ends on October 2, 2028, the maturity date is October 2, 2030 and borrowings are secured by all of the assets held by SPV.

On March 4, 2026, the SPV entered into an amendment to the Credit Facility that increased the total borrowing capacity from $65.0 million to $120.0 million. No other material terms of the Credit Facility were modified as a result of this amendment.

On June 5, 2026, the SPV entered into an amendment to the Credit Facility that increased the total borrowing capacity from $120.0 million to $200.0 million. No other material terms of the Credit Facility were modified as a result of this amendment.

From October 1, 2025 through October 1, 2026, the Credit Facility bears interest at SOFR (or an alternative risk-free floating interest rate index) plus 187.5 basis points (the “Applicable Margin”). After October 1, 2026 and through the revolving period ending on October 2, 2028, the Applicable Margin will range from 187.5 to 200 basis points, depending on utilization. Following the revolving period, the Applicable Margin will reset to 212.5 basis points for the remaining two years, maturing on October 2, 2030. The Credit Facility is secured by all assets of SPV. Both the Company and SPV have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires maintenance of the income coverage ratio as well as restrictions on certain payments and issuance of debt. As of June 30, 2026, we were in compliance with the covenants relating to our Credit Facility.

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

As of June 30, 2026, we had cash and cash equivalents of $10.0 million available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

For the nine months ended June 30, 2026, our operating activities used cash of $(227.2) million and our financing activities provided cash of $217.2 million. Our operating activities used cash primarily due to our investment activities and our financing activities provided cash primarily due to capital raised through our Private Offering and borrowings under our Credit Facility.

Off-Balance Sheet Arrangements

We currently engage in no off-balance sheet arrangements other than our funding requirements for the unfunded investments described above.

Capital Activity

The Company has authority to issue an unlimited number of common shares and preferred shares. The following table summarizes total shares issued (including through the Company’s distribution reinvestment plan (“DRIP”)), related amounts and offering price for the share issuances during the nine months ended June 30, 2026 ($ in thousands, except per share data):

Share Issuance Date	Shares Issued	Amount	Offering Price
October 2025	1,000,000	$25,000	$25.00
November 2025	481,936	12,070	25.04
December 2025	627,859	15,773	25.12
January 2026	559,375	14,141	25.28
February 2026	602,635	15,300	25.39
March 2026	267,083	6,810	25.50
April 2026	331,680	8,490	25.60
May 2026 (1)	18,816	485	25.78
June 2026 (1)	119,999	3,099	25.82
Total issuance of shares	4,009,383	$101,168

(1)
Includes Common Shares issued to shareholders participating in the Company’s DRIP.

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

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2026, our debt portfolio consisted of approximately 100% variable-rate investments. Variable-rate loans are usually based on the secured overnight funding rate (or an alternative risk-free floating interest rate index) and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regard to variable-rate instruments with a floor, the Company does not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, the Company’s cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 3%	$(2,755)	$(0.57)
Down 2%	(2,246)	(0.47)
Down 1%	(1,123)	(0.23)
Up 1%	1,123	0.23
Up 2%	2,246	0.47
Up 3%	3,369	0.70

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

Item 4. Controls and Procedures

As of the period ended June 30, 2026, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may be subject to risks related to investments in companies in the software industry

The software industry can be significantly affected by intense competition, aggressive pricing, technological innovations, and product obsolescence. Companies in the software industry are subject to significant competitive pressures, such as aggressive pricing, new market entrants, competition for market share, short product cycles due to an accelerated rate of technological developments and the potential for limited earnings and/or falling profit margins. These companies also face the risks that new services, equipment or technologies will not be accepted by consumers and businesses or will become rapidly obsolete. These factors can affect the profitability of these companies and, as a result, the value of their securities. Also, patent protection is integral to the success of many companies in this industry, and profitability can be affected materially by, among other things, the cost of obtaining (or failing to obtain) patent approvals, the cost of litigating patent infringement and the loss of patent protection for products (which significantly increases pricing pressures and can materially reduce profitability with respect to such products). In addition, many software companies have limited operating histories. Prices of these companies' securities historically have been more volatile than other securities, especially over the short term.

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

All sales of unregistered securities during the three months ended June 30, 2026 were reported in our current reports on Form 8-K filed with the SEC.

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

10.1

Amendment No. 1 to Loan and Security Agreement, dated as of June 5, 2026, by and among PennantPark Investment Advisers, LLC, a Delaware limited liability company, as the collateral manager, PennantPark Private Income Fund SPV LLC, a Delaware limited liability company, as the borrower, the lenders party hereto, CIBC Bank USA, as the administrative agent and Western Alliance Trust Company, National Association, not in its individual capacity but as the collateral agent and as the document custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2026).

10.2

Amended and Restated Expense Limitation and Reimbursement, by and between PennantPark Private Income Fund and PennantPark Private Income Fund Advisers LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2026).

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

PENNANTPARK PRIVATE INCOME FUND

Date: August 10, 2026	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Trustees (Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)